Form 10KSB
period 1995-08-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 1995-10-12
CIK 712753

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period.........to.........

                         Commission file number 0-11574


                 SHELTER PROPERTIES V LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)


         South Carolina                                  57-0721855
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
      Greenville, South Carolina                            29602
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number (803) 239-1000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  .  No      .





                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                  SHELTER PROPERTIES V LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                   (Unaudited)

                                 August 31, 1995
 Assets
    Cash:

       Unrestricted                                             $ 1,036,152
       Restricted--tenant security deposits                         382,644
    Investments                                                   2,532,076
    Accounts receivable                                              34,823
    Escrow for taxes and insurance                                  495,014
    Restricted escrows                                              870,066
    Other assets                                                    747,856

    Investment properties:
       Land                                      $ 4,241,860
       Buildings and related personal property    68,223,266
                                                  72,465,126
       Less accumulated depreciation             (33,745,350)    38,719,776
                                                                $44,818,407

 Liabilities and Partners' Capital (Deficit)

 Liabilities
    Accounts payable                                            $   677,479
    Tenant security deposits                                        383,759
    Accrued taxes                                                   382,662
    Other liabilities                                               620,694
    Mortgage notes payable                                       29,166,880

 Partners' Capital (Deficit)

    General partner                              $  (306,843)
    Limited partners (52,538 units
       issued and outstanding)                    13,893,776     13,586,933
                                                                $44,818,407

[FN]
                 See Accompanying Notes to Financial Statements

b)                  SHELTER PROPERTIES V LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended                     Nine Months Ended
                                                     August 31,                            August 31,

                                                1995                1994               1995                 1994
 Revenues:
      Rental income                          $2,875,849          $2,808,215          $8,786,788          $8,452,088
      Other income                              168,812             179,849             514,356             476,949

          Total revenues                      3,044,661           2,988,064           9,301,144           8,929,037

 Expenses:
      Operating                                 858,408             879,929           2,528,859           2,426,371
      General and administrative                264,277              82,224             509,041             238,388
      Property management fees                  151,444             146,582             459,002             439,162
      Maintenance                               446,842             547,907           1,212,578           1,332,887
      Depreciation                              740,340             703,206           2,154,700           2,051,318
      Interest                                  685,477             705,134           2,077,511           2,159,013
      Property taxes                            197,239             186,326             587,651             595,690
          Total expenses                      3,344,027           3,251,308           9,529,342           9,242,829


 Casualty gain                                       --                  --             213,794                  --

          Net loss before
              extraordinary loss               (299,366)           (263,244)            (14,404)           (313,792)

 Extraordinary loss on
      extinguishment of debt                         --                  --                  --             (30,785)

          Net loss                           $ (299,366)         $ (263,244)         $  (14,404)         $ (344,577)

 Net loss allocated
      to general partners (1%)               $   (2,994)         $   (2,632)         $     (144)         $   (3,446)

 Net loss allocated
      to limited partners (99%)                (296,372)           (260,612)            (14,260)           (341,131)
                                             $ (299,366)         $ (263,244)         $  (14,404)         $ (344,577)

 Per limited partnership unit:

      Net loss before
          extraordinary item                 $    (5.64)         $    (4.96)         $     (.27)         $    (5.91)
      Extraordinary loss                            --                  --                  --                 (.58)

 Net loss per limited
      partnership unit                       $    (5.64)         $    (4.96)         $     (.27)         $    (6.49)



[FN]
                 See Accompanying Notes to Financial Statements

c)                  SHELTER PROPERTIES V LIMITED PARTNERSHIP

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)



                                    Limited
                                  Partnership    General      Limited
                                     Units      Partners      Partners         Total

 Original capital contributions     52,538     $   2,000    $52,538,000     $52,540,000

 Partners' capital (deficit) at
    October 31, 1994                52,538     $(304,182)   $14,157,555     $13,853,373

 Net loss for the nine months
    ended August 31, 1995               --          (144)       (14,260)        (14,404)
 Distributions paid                     --        (2,517)      (249,519)       (252,036)

 Partners' capital (deficit) at
    August 31, 1995                 52,538     $(306,843)   $13,893,776     $13,586,933



[FN]
                 See Accompanying Notes to Financial Statements





d)                  SHELTER PROPERTIES V LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Nine Months Ended
                                                                    August 31,

                                                              1995            1994
 Cash flows from operating activities:
    Net loss                                             $   (14,404)     $  (344,577)
    Adjustments to reconcile net loss to
     net cash provided by operating activities:
       Depreciation                                        2,154,700        2,051,318
       Amortization of discounts and loan costs              123,662          125,783
       Casualty gain                                        (213,794)              --

       Extraordinary loss on extinguishment of debt               --           30,785
       Change in accounts:
        Restricted cash                                       (7,094)         (12,074)
        Accounts receivable                                  (16,681)            (468)
        Escrows for taxes and insurance                      136,150            9,164
        Other assets                                         122,946          (19,320)
        Accounts payable                                     258,979         (169,235)
        Tenant security deposit liabilities                   (5,955)          25,304
        Accrued taxes                                        (65,030)          51,944
        Other liabilities                                     64,415           70,477
          Net cash provided by operating activities        2,537,894        1,819,101


 Cash flows from investing activities:

    Property improvements and replacements                (1,479,936)      (1,101,884)
    Cash invested in short-term investments               (6,821,194)      (4,597,543)
    Cash received from matured investments                 6,176,895        6,090,990
    Deposits to restricted escrows                          (273,425)        (163,658)
    Receipts from restricted escrows                         273,913          103,773
    Insurance proceeds from property damage                   73,056           89,472
          Net cash (used in) provided by
            investing activities                          (2,050,691)         421,150

 Cash flows from financing activities:

    Payments on mortgage notes payable                      (556,662)        (520,092)
    Repayment of mortgage notes payable                           --       (5,301,710)
    Proceeds from long-term borrowing                             --        5,000,000
    Loan costs                                                    --          (26,565)

    Partners' distributions                                 (252,036)        (999,795)
          Net cash used in financing activities             (808,698)      (1,848,162)


 Net (decrease) increase in cash                            (321,495)         392,089

 Cash at beginning of period                               1,357,647          700,547
 Cash at end of period                                   $ 1,036,152      $ 1,092,636
 Supplemental disclosure of cash flow information:
    Cash paid for interest                               $ 1,952,566      $ 2,031,766


[FN]
                 See Accompanying Notes to Financial Statements


d)                  SHELTER PROPERTIES V LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY


Property Damage

Accounts receivable and accounts payable were adjusted by $72,331 and $48,708, respectively, as of August 31, 1995 for non-cash amounts in connection with property damage.

Loan Costs

Upon the refinancing of Foxfire's outstanding mortgage in 1994, $55,000 was reclassified from prepaid expenses to loan costs resulting in a non-cash transaction.

                 See Accompanying Notes to Financial Statements


e)                  SHELTER PROPERTIES V LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended August 31, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended November 30, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B - Reconciliation of Cash Flows

   The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash used in operations", as defined in the partnership agreement. However, "net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                  For the Nine Months Ended

                                                         August 31,
                                                    1995             1994


 Net cash provided by operating activities     $ 2,537,894      $ 1,819,101

    Payments on mortgage notes payable            (556,662)        (520,092)
    Property improvements and replacements      (1,479,936)      (1,101,884)
    Changes in reserves for net operating
     liabilities                                  (487,730)          44,208

    Change in restricted escrows, net                  488          (59,885)
    Insurance proceeds from property damage         73,056           89,472
    Mortgage repayment with cash reserves               --         (349,365)
    Additional reserves                           (250,000)              --

         Net cash used in operations           $  (162,890)      $  (78,445)

   In 1995 the General Partner believed it to be in the best interest of the Partnership to reserve an additional $250,000 to fund continuing capital improvements at the seven properties.



Note C   Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with Insignia Financial Group, Inc. and affiliates were charged to expense in 1995 and 1994:


                                                  For the Nine Months Ended

                                                         August 31,
                                                    1995               1994


 Property management fees                       $459,002            $439,162
 Data processing services                         36,717              36,717
 Marketing services                                5,897               8,847
 Reimbursement for services of affiliates        109,377              86,432


   The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Corporate General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the quarters ended August 31, 1995 and 1994:



                               Occupancy for the nine months ended
                               August 31, 1995      August 31, 1994

Foxfire Apartments                    96%                  96%
  Atlanta, Georgia

Old Salem Apartments                  89%                  89%
  Charlottesville, Virginia

Woodland Village Apartments           95%                  96%
  Columbia, South Carolina

Lake Johnson Mews                     97%                  97%
  Raleigh, North Carolina

The Lexington Apartments              94%                  91%
  Sarasota, Florida

Millhopper Village Apartments         98%                  98%
 Gainesville, Florida

Tar River Estates                     88%                  89%
 Greenville, North Carolina

  The Corporate General Partner attributes the increase in occupancy at The Lexington Apartments to an increase in population in the area and a change in management at the property. The increase in population is due to the continuing trend of people moving to Florida from other areas of the country due to the climate and economic factors.

  The Partnership's net loss for the nine months ended August 31, 1995, was $14,404 with the third quarter having a loss of $299,366. The Partnership had net losses of $344,577 and $263,244 for the corresponding periods of 1994. The decrease in net loss in 1995 is primarily attributable to increased apartment revenues as a result of monthly rental rate increases at all properties as well as an increase in other income. Other income increased due to an increase in various tenant charges resulting from high tenant turnovers at all properties along with a leasing incentive bonus for the renewal of a laundry vending contract at Old Salem Apartments. Also contributing to the decrease in net loss were casualty gains of $213,794 as a result of two fires, one at Woodland Village and one at Old Salem. Both fires were covered by insurance. Additionally, interest expense decreased due to the refinancing of Foxfire Apartments and the pay-off of the second mortgage on Millhopper Village during 1994. Maintenance expenses have decreased due to a decrease in required repairs to various properties within the Partnership in 1995 as these repairs were performed in 1994.

  Partially offsetting the decrease in net loss was an increase in general and administrative expenses as a result of increased professional fees incurred as a result of the tender offers.

  During the first nine months of 1995, the Partnership recorded a casualty gain resulting from a fire at Woodland Village Apartments to the roof and interiors of four units. The damage resulted in a gain of $31,761 arising from proceeds from the Partnership's insurance carrier of $75,525 which exceeded the basis of the property plus expenses to replace the roof and interiors damaged. The Partnership also recorded a casualty gain at Old Salem Apartments resulting from a fire in the basement and interiors of nine units located within the same building. The damage resulted in a gain of $182,033 arising from proceeds receivable from the Partnership's insurance carrier of $284,743 which exceeded the basis of the property plus expenses to replace the interiors of the building damaged.

  As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

  At August 31, 1995, the Partnership had unrestricted cash of $1,036,152 compared to $1,092,636 at August 31, 1994. Net cash provided by operating activities increased primarily as a result of the decrease in net loss as previously discussed. Escrows for taxes and insurance, other assets and accounts payable contributed to the increase in net cash provided by operations. Net cash used in investing activities increased as a result of an increase in cash invested in short-term investments in 1995 as compared to 1994. Net cash used in financing activities decreased due to the Partnership refinancing Foxfire Apartments in 1994 and a decrease in partners' distributions in 1995.

  The Partnership has scheduled a major rehabilitation program which began in April of 1995 at Woodland Village Apartments. The renovations consist of exterior siding, painting, and roof replacements for approximately half of the property at an estimated cost of $490,000. The capital project will be funded from property operations if available. The Partnership has no other material capital programs scheduled to be performed in 1995, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $29,166,880, net of discount, is amortized over varying periods with required balloon payments ranging from January 1, 1997, to November 15, 2002, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. During the first nine months of 1995 and 1994, the Partnership made distributions of $252,036 and $999,795, respectively.





                        PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr., is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an indirect subsidiary of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia.

  The Corporate General Partner owns 100 Limited Partnership Units ("Units").
On May 27, 1995, an affiliate of the Corporate General Partner (the "Affiliated Purchaser") acquired 13,228 Units at a price of $350.00 per Unit pursuant to a tender offer (the "Affiliate Offer") described below. The Corporate General Partner and the Affiliated Purchaser are, therefore, entitled to participate in cash distributions made by the Partnership to its Unit holders. The Partnership made a distribution to the Unit holders during the first quarter of 1995. The Corporate General Partner presently expects that the Partnership will seek to make further distributions in the future.

  The Corporate General Partner is also entitled to certain cash distributions in respect of its general partner interest.

  As a result of the Affiliated Purchaser's acquisition of 25.2% of the outstanding Units, the Affiliated Purchaser, an affiliate of the Corporate General Partner and Insignia, may be in a position to significantly influence any vote of the Unit holders. The Partnership has paid Insignia Management Group, L.P. ("IMG"), an affiliate of the Corporate General Partner, property management fees equal to 5% of the Partnership's apartment revenues for property management services in each of the three years in the period ended November 30, 1994, pursuant to property management agreements. Property management fees paid to IMG amounted to $553,800, $563,339, and $592,076, respectively, for the three years ended November 30, 1992, 1993, and 1994 and the Partnership paid IMG property management fees equal to $459,002 during the first three quarters of fiscal 1995. Insignia and its affiliates do not receive any fees from the Partnership for the asset management or partnership administration services they provide, although Insignia and its affiliates are reimbursed by the Partnership for the expenses they incur in connection with providing those services. The Partnership Agreement also provides for reimbursement to the Corporate General Partner and its affiliates for costs incurred in connection with administration of the Partnership's activities. Pursuant to these provisions and in addition to the property management fees referred to above, the Partnership paid the Corporate General Partner and its affiliates (including the reimbursements to Insignia and its affiliates in connection with asset management and partnership administration services) an aggregate of $110,759, $122,979, and $119,720, respectively, for the three years ended November 30, 1992, 1993, and 1994 and $109,377 during the first three quarters of fiscal 1995. In 1992, an affiliate of Insignia assisted an unaffiliated third party engaged by the Partnership in connection with refinancings of the Partnership's properties, and received $90,500 from the third party for providing such assistance. In addition, an affiliate of the Corporate General Partner received $56,200 as compensation related to the refinancing of Old Salem, one of the Partnership's properties.
In addition, at various times during the past three fiscal years an affiliate of Insignia has held a promissory note or preferred stock issued by an unaffiliated company that provides insurance brokerage services to the Partnership.

  The terms of the Affiliated Purchaser's financing of the Affiliate Offer may result in future potential conflicts of interest. The Affiliated Purchaser paid for the Units it purchased pursuant to the Affiliate Offer with funds provided by Insignia, and Insignia, in turn, obtained these funds from its working capital. It is possible, however, that in connection with its future financing activities, Insignia may cause or request the Affiliated Purchaser to pledge its Units as collateral for loans, or otherwise agree to terms which provide Insignia and the Affiliated Purchaser with incentives to generate substantial near-term cash flow from the Affiliated Purchaser's investment in the Units. In such a situation, the Corporate General Partner may experience a conflict of interest in seeking to reconcile the best interests of the Partnership with the need of its affiliates for cash flow from the Partnership's activities.

  On April 27, 1995, the Affiliated Purchaser commenced the Affiliate Offer for up to 30% of the Units at a price of $350.00 per Unit. The Affiliate Offer expired on May 26, 1995. On May 27, 1995, an affiliate of the Corporate General Partner, the Affiliated Purchaser, acquired 13,228 Units at a price of $350.00 per Unit pursuant to the Affiliate Offer. During the Affiliate Offer, Carl C. Icahn and certain of his associates contacted Insignia about pursuing a variety of possible transactions on a joint venture basis. During those discussions, representatives of Insignia advised Mr. Icahn and his representatives that Insignia did not wish to discourage or prevent any transaction which would produce additional value for Unit holders. During those conversations, Mr. Icahn and his representatives expressed a desire to make an equity investment in the Affiliated Purchaser with a view to sharing in the economic benefits, if any, to be derived by the Affiliated Purchaser from the Affiliate Offer. The representatives of Insignia declined to agree to such an arrangement.

  Following those discussions, at approximately 6:45 p.m. on Monday, May 22, 1995, the Corporate General Partner received a letter from High River ("High River") which stated that High River was commencing, by public announcement, a cash tender offer for up to approximately 30% of the outstanding Units at a price of $402.50 per Unit (the "High River Offer"). High River sent similar letters to the Insignia affiliated corporate general partners of five other limited partnerships. On May 23, 1995, Insignia issued a press release which announced receipt of the letters.

  From 12:00 noon on Tuesday, May 23 through late in the evening of Wednesday, May 24, the Affiliated Purchaser, Insignia, and High River and their respective counsel had a series of meetings and telephone conversations to explore a possible joint venture relationship with respect to various real estate related investment opportunities, including the Affiliate Offer. Representatives of High River terminated the discussions. No agreement was reached with respect to the Affiliated Offer or any other matter.

  On the afternoon of Thursday, May 25, 1995, the Corporate General Partner received a second letter from High River stating that High River had initiated a tender offer for up to 40% of the outstanding Units at a price of $508.20 per Unit. High River also issued a press release announcing the High River Offer and that High River was commencing similar tender offers for units of limited partnership interest in five other partnerships in which other Insignia affiliates are the corporate general partners. Upon receiving the letter from High River, Insignia issued its own press release announcing the terms of the six High River offers.

  Also on May 25, 1995, the Corporate General Partner received a copy of a Complaint (the "High River Complaint") seeking, among other things, an order from the United States District Court for the District of Delaware enjoining the closing of the Affiliate Offer. The High River Complaint related to the Affiliate Offer and to five other tender offers made by affiliates of Insignia for units of limited partnership interests in other limited partnerships in which other affiliates of Insignia are general partners. The High River Complaint named as defendants the Affiliated Purchaser and each of the Insignia affiliates making the five other tender offers; the Corporate General Partner and the five other Insignia-affiliated general partners; and Insignia. The High River Complaint contained allegations that, among other things, the Affiliated Purchaser sought to acquire Units at highly inadequate prices, and that the Affiliate Offer contained numerous false and misleading statements and omissions of material facts. The alleged misstatements and omissions concerned, among other things, the true value of the units; the true financial conditions of the Partnership; the factors affecting the likelihood that properties owned by the Partnership will be sold or liquidated in the near future; the liquidity and value of the Units; the limited secondary market for Units; and the true nature of the market for underlying assets. The High River Complaint also alleged that the Affiliated Purchaser failed to comply with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934.

  On Friday, May 26, 1995, the United States District Court for the District of Delaware denied High River's motion for a temporary restraining order to postpone the closing of the Affiliate Offer. On May 26, 1995, Insignia issued a press release announcing the Court's decision. High River subsequently voluntarily withdrew the High River Complaint without prejudice.

  On May 26, 1995, High River filed a Schedule 14D-1 relating to the High River Offer and containing an Offer to Purchase and a related Assignment of Partnership Interest. The Affiliate Offer expired as scheduled at midnight on May 26, 1995. As filed on May 26, 1995, the High River Offer was conditioned upon the Affiliate Offer being extended by at least 10 business days. High River issued a press release, dated May 26, 1995, announcing that the extension of the Affiliate Offer for 10 business days would be eliminated as a condition to the High River Offer. Also on May 26, the Chairman and Chief Executive Officer of Insignia received a letter from Mr. Icahn. In the letter, Mr. Icahn accused Insignia of disregarding its "fiduciary responsibilities."

  On Friday June 2, the High River Offer to Purchase and the related Assignment of Partnership Interests were mailed to Unit holders. On Monday, June 5, the Corporate General Partner delivered a letter to High River which requested that High River cure certain alleged critical omissions, misstatements, and deficiencies in the High River Offer by June 7, 1995. On June 7, the Corporate General Partner received a letter from Mr. Icahn in which Mr. Icahn states that High River does not agree with the positions taken in the Corporate General Partner's June 5 letter.

  On June 8, 1995, the Corporate General Partner commenced an action against High River and Carl C. Icahn in the United States District Court for the District of South Carolina. The complaint alleges that the High River Offer misleads Unit holders and violates federal securities laws. The Partnership seeks relief from High River's and Mr. Icahn's actions in the form of an injunction against the High River Offer, a judgment declaring that the untrue statements in and omissions from the High River Offer constitute violations of the federal securities laws, and an order requiring High River to make appropriate disclosures to correct all of the false and misleading statements in and omissions from the High River Offer.

  The Partnership and the Corporate General Partner recommended that the Unit holders reject the High River Offer and not tender their Units pursuant to the High River Offer, but stated that they may reconsider. The Partnership and the Corporate General Partner may reconsider their recommendation if High River makes additional disclosures to the Unit holders as the Corporate General Partner has requested. For further information, see the Partnership's Solicitation/Recommendation Statement on Schedule 14D-9 which was filed with the Securities and Exchange Commission on June 9, 1995.

  On June 12, 1995, High River filed an amendment to its Schedule 14D-1 containing a Supplement to its Offer to Purchase. The Supplement amends the High River Offer to increase the number of Units being sought to all of the outstanding Units and amends certain disclosures in the Offer to Purchase.

  Persons claiming to own Units filed a purported class action and derivative suit in the United States District Court for the District of South Carolina seeking, among other things, an order enjoining the Affiliate Offer. On Thursday, May 18, 1995, the Court denied plaintiffs' motion for a temporary restraining order postponing the closing of the Affiliate Offer, which expired as scheduled on May 26, 1995. Counsel for the parties are engaged in settlement discussions and may continue such discussions.

  The Complaint applies to the Affiliate Offer and to five other tender offers being made by affiliates of Insignia for units of limited partnership interests in other limited partnerships in which other affiliates of Insignia serve as general partners. The Complaint names as defendants the Affiliated Purchaser and each of the Insignia affiliates, including the five other tender offerors; the Corporate General Partner and five other Insignia-affiliated general partners; and four individuals who are officers and/or directors of Insignia, the Corporate General Partner and/or the Affiliated Purchaser. The Complaint contains allegations that, among other things, the defendants have intentionally mismanaged the Partnership and the five other Partnerships (collectively the "Partnerships") and acted contrary to the limited partners' best interests in order to prolong the lives of the Partnerships and thus continue the revenues derived by Insignia from the Partnerships while at the same time reducing the demand for the Partnerships' units in the limited resale market for the units by artificially depressing the trading prices for the units, in order to create a favorable environment for the Affiliate Offer and the five other tender offers. In the Complaint the plaintiffs also allege that in the Affiliate Offer and the five other tender offers, the Affiliated Purchaser will acquire effective voting control over the Partnerships at highly inadequate prices, and that the offers to purchase and related tender offer documents contain numerous false and misleading statements and omissions of material facts. The alleged misstatements and omissions concern, among other things, the advantages to Unit holders of tendering Units pursuant to the Affiliate Offer; the true value of the Units; the true financial condition of the Partnerships; the factors affecting the likelihood that properties owned by the Partnerships will be sold or liquidated in the near future; the liquidity and value of the Units; the limited secondary market for Units; and the true nature of the market for underlying assets.

  On Friday, June 16, plaintiffs filed an amended complaint which contained allegations that, among other things, the defendants engaged in a plan by which they misappropriated the Partnerships' assets and fraudulently induced limited partners to sell units to the defendants at highly inadequate prices by causing the Partnerships to take actions that artificially depressed the prices available for units and by knowingly disseminating false and misleading statements and omissions of material facts. The plaintiffs alleged that the defendants breached fiduciary duties and violated federal securities law by closing the Affiliate Offer and the five other tender offers made by affiliates of Insignia for units in the other Partnerships with the knowledge that the limited partners were not aware of the High River Offer. The plaintiffs further alleged that the defendants, since the close of the Affiliate Offer, had caused the Partnerships to enter into several wasteful transactions that had no business purpose or benefit to the Partnerships solely in order to entrench themselves in their positions of control over the Partnerships, with the effect of impeding and possibly preventing nonaffiliated entities from making tender offers that offer higher value to unit holders than defendants paid.

  Subsequent to the filing of the lawsuit by the Corporate General Partner against High River and Carl C. Icahn, the Corporate General Partner and High River began discussions in an attempt to settle the lawsuit. On Friday, June 16, 1995, High River issued a press release announcing that the expiration date of the High River Offer was extended until 12:00 midnight, New York City time on Wednesday, June 28, 1995, and that High River and the Corporate General Partner were engaged in settlement discussions.

  On Saturday, June 17, the Affiliated Purchaser and Insignia entered into an agreement with Carl C. Icahn and High River (the "Agreement") and the Corporate General Partner, among others, entered into a letter agreement with High River (together with the Agreement, the "Agreements"). The Agreements provide generally that Insignia would not, and will not cause or permit its affiliates to, actively oppose the High River Offer, but rather would take a neutral stance with respect to the High River Offer, except in the case of a competing third party bid made prior to the expiration of the High River Offer or the occurrence of any event materially adversely affecting High River Offer. The High River Offer would proceed in accordance with its terms, as amended, and the Corporate General Partner would cooperate to facilitate the admission of High River as a substitute limited partner with respect to any Units High River purchases pursuant to the High River Offer in accordance with the terms of the Partnership Agreement and applicable law. The Agreements limit High River's ability to amend or extend the High River Offer. Apart from purchases made by High River pursuant to the High River Offer, neither High River nor Insignia nor any of their respective affiliates would purchase any additional Units pursuant to a tender offer and can only purchase additional Units from time to time under certain conditions specified in the Agreements. High River would vote on certain matters concerning the Partnership as directed by Insignia. In addition, High River and its affiliates are prohibited from soliciting proxies with respect to the Partnership or otherwise making proposals concerning the Partnership directly to other Unit holders. High River and Insignia have certain buy-sell rights with respect to the other's Units which may be exercised 18 months after the effective date of the Agreements and annually thereafter and at earlier or later dates under other circumstances specified in the Agreements, including the proposal of certain transactions otherwise protected by the Agreements. The party selling Units pursuant to the buy-sell transaction must sell or cause to be sold to the other party all Units beneficially owned by the first party and its affiliates.

  Litigation initiated by the Corporate General Partner concerning the High River Offer and litigation initiated by High River concerning the Affiliate Offer was dismissed with prejudice and mutual releases were exchanged. On June 20, High River issued a press release announcing that the expiration date of the High River Offer was extended until 12:00 midnight, New York City time on Monday, July 3, 1995.

  On July 20, 1995, the Partnership mailed a letter to limited partners of the Partnership who tendered limited partnership units to the Affiliated Purchaser in the recent tender offer. The letter notifies the limited partners that the Affiliated Purchaser has offered to increase the amount paid to such limited partners by an additional 45%.

  On September 27, 1995, the parties to the purported class action and derivative suit described above, filed a stipulation to settle the matter. The principal terms of the stipulation requires supplemental payments to tendering limited partners aggregating approximately $6 million; waiver by the Corporate General Partner and five other Insignia affiliated general partners of any right to certain proceeds from a sale or refinancing of the Partnership's properties; some restrictions on Insignia's ability to vote the limited partner interest it acquired; payment of $1.25 million for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants. Court approval of the stipulation is required before it may be distributed to the class members for review. If a certain number of class members opt out, the settlement may be cancelled and no assurance can be given that this matter will be settled on the terms set forth above or otherwise.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibits:  None

    b) Reports on Form 8-K filed during the third quarter ended August 31, 1995:

       Current report on Form 8-K dated July 20, 1995, as filed with the Securities and Exchange Commission on July 25, 1995.




                                   SIGNATURES



  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   SHELTER PROPERTIES V LIMITED PARTNERSHIP

                                   By: Shelter Realty V Corporation
                                       Corporate General Partner



                                   By:/s/ William H. Jarrard, Jr.
                                      William H. Jarrard, Jr.
                                      President







                                   By:/s/ Ronald Uretta
                                      Ronald Uretta
                                      Principal Financial Officer
                                      and Principal Accounting Officer


                                   Date:  October 12, 1995