Form 10KSB
period 1995-11-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 1996-02-23
CIK 712753

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended November 30, 1995
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-11574

                    SHELTER PROPERTIES V LIMITED PARTNERSHIP
                 (Name of small business issuer in its charter)

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

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $12,484,167

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. $13,778,450

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated May 27, 1983 (included in Registration Statement, No.2-81308, of Registrant) are incorporated by reference into Parts I and III.

                                     PART I


Item 1.  Description of Business

      Shelter Properties V Limited Partnership (the "Registrant" or the "Partnership") is engaged in the business of acquiring, operating and holding real properties for investment. The Registrant acquired eight existing apartment properties during 1983 and 1984 and has been operating such properties since that time with the exception of Greenspoint Apartments, which the Partnership permitted a lender to foreclose upon on November 1, 1988.

      Commencing May 27, 1983, the Registrant offered through E. F. Hutton & Company Inc. ("Hutton") up to 99,900 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000), or 2 Units ($2,000) for an Individual Retirement Account. An additional 100 Units were purchased by the Corporate General Partner. Limited partners are not required to make any additional capital contributions.

      The Units were registered under the Securities Act of 1933 via Registration Statement No. 2-81308 (the "Registration Statement"). Reference is made to the Prospectus of Registrant dated May 27, 1983 (the "Prospectus") contained in said Registration Statement, which is incorporated herein by reference thereto.

      The offering terminated on December 8, 1983. Upon termination of the offering, the Registrant had accepted subscriptions for 52,538 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $52,538,000. Unsold Units (numbering 47,462) were deregistered pursuant to Post Effective Amendment No. 3 to the Registration Statement filed with the Securities and Exchange Commission on December 21, 1983. The Registrant invested approximately $38,900,000 of such proceeds in eight existing apartment properties and thereby completed its acquisition program in January 1984 at approximately the expenditure level estimated in the Prospectus. Funds not expended because they are held as reserves have been invested by the Registrant, in accordance with the policy described in the Prospectus, in U. S. Government securities or other highly liquid, short-term investments where there is appropriate safety of principal.

      A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in Item 6 of this Form 10-KSB.

      The Registrant has no employees. Management and administrative services are performed by Shelter Realty V Corporation, the Corporate General Partner, and by Insignia Management Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"), the ultimate parent company of the Corporate General Partner. Pursuant to a management agreement between them, Insignia Management Group, L.P. provides property management services to the Registrant.

      The real estate business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in this industry. The Registrant's property is subject to competition from similar properties in the vicinity in which the property is located. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.

Item 2.  Description of Properties

      The following table sets forth the Registrant's investments in properties:

                                 Date of
 Property                        Purchase    Type of Ownership        Use

 Foxfire Apartments              07/19/83  Fee ownership, subject   Apartment
  Atlanta, Georgia                         to first mortgage.       266 units

 Old Salem Apartments            08/25/83  Fee ownership, subject   Apartment
  Charlottesville, Virginia                to first mortgage.       364 units

 Woodland Village Apartments     09/01/83  Fee ownership, subject   Apartment
  Columbia, South Carolina                 to first and second      308 units
                                           mortgages.

 Lake Johnson Mews Apartments    09/30/83  Fee ownership, subject   Apartment
  Raleigh, North Carolina                  to first mortgage.       201 units

 The Lexington Apartments        10/31/83  Fee ownership, subject   Apartment
  (Formerly Lexington Green)               to first and second      267 units
  Sarasota, Florida                        mortgages.

 Millhopper Village Apartments   11/22/83  Fee ownership, subject   Apartment
  Gainesville, Florida                     to first mortgage.       136 units

 Tar River Estates               01/18/84  Fee ownership, subject   Apartment
  Greenville, North Carolina               to first and second      402 units
                                           mortgages.
Schedule of Properties:

                                      Gross
                                     Carrying    Accumulated                         Federal
         Property                     Value      Depreciation     Rate    Method    Tax Basis

         Foxfire Apts.             $10,176,799   $ 5,242,494    5-29 yrs    S/L   $ 2,499,158
         Old Salem Apts.            15,409,432     7,352,141    5-28 yrs    S/L     3,630,313
         Woodland Village Apts.     11,512,908     5,507,744    5-30 yrs    S/L     2,736,742
         Lake Johnson Mews Apts.     7,998,410     3,590,370    5-30 yrs    S/L     2,165,541
         The Lexington Apts.         9,550,806     3,899,213    5-34 yrs    S/L     3,254,587
         Millhopper Village Apts.    5,419,666     2,589,627    5-29 yrs    S/L     1,343,640
         Tar River Estates          12,772,178     6,232,995    5-27 yrs    S/L     3,150,851

                                   $72,840,199   $34,414,584                      $18,780,832



See Note A to the financial statements in Item 7 for a description of Partnership's depreciation policy.

Schedule of Mortgages:

                      Principal                                       Principal
                      Balance At    Stated                             Balance
                     November 30,  Interest    Period     Maturity     Due At
Property               1995         Rate     Amortized     Date       Maturity
Foxfire
 1st Mortgage       $ 4,866,017     7.50%       (1)      02/01/99    $4,594,828

Old Salem
 1st Mortgage         6,721,872   10.375%       (2)      12/10/16        64,592

Woodland Village
 1st Mortgage         2,329,248     9.50%       (3)      01/01/97     2,264,698
 2nd Mortgage           695,442     8.88%       (4)      03/01/99            --

Lake Johnson Mews
 1st Mortgage         4,134,432    9.375%       (5)      06/01/97     3,893,758

The Lexington
 1st Mortgage         3,712,865     7.60%       (6)      11/15/02     2,869,663
 2nd Mortgage           122,528     7.60%      none      11/15/02       122,528

Millhopper Village
 1st Mortgage         1,600,000      (7)       none      06/10/01     1,600,000

Tar River Estates
 1st Mortgage         5,129,584     7.60%       (6)      11/15/02     3,964,527
 2nd Mortgage           169,282     7.60%      none      11/15/02       169,282

                     29,481,270

Less unamortized
 discounts             (504,591)

                    $28,976,679

(1) The principal balance is being amortized over 25 years with a balloon payment due February 1, 1999.
(2) The principal balance is being amortized over 300 months.
(3) The principal balance and discount are being amortized over 300 months with a balloon payment due January 1, 1997.
(4) The principal balance is being amortized over 178 months.
(5) The principal balance is being amortized over 264 months with a balloon payment due June 1, 1997.
(6) The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.
(7) The interest rate is variable from 7.5% - 9.5%.

    On January 31, 1994, the Partnership refinanced the mortgage encumbering Foxfire Apartments. The refinancing replaced indebtedness on Foxfire in the amount of $4,993,610 of which $4,952,345 was principal and $41,265 was interest. The refinancing replaced the aforementioned indebtedness which carried a stated interest rate of 9.75% and had a maturity date of April 1, 1994. The new mortgage indebtedness of $5,000,000, which carries a stated interest rate of 7.5%, is amortized over 25 years with a balloon payment due on February 1, 1999. Total capitalized loan costs incurred were $81,565 and are being amortized over the life of the loan.

    In addition, in May 1994, the Partnership paid off the second mortgage balance of $349,365 on Millhopper Village which had a maturity date of February 15, 2002. The Partnership used available funds on hand to pay off the debt. In connection with this pay-off, the partnership recorded an extraordinary loss of $30,785.

    Average annual rental rate and occupancy for 1995 and 1994 for each property:

                             Average Annual                Average Annual
                              Rental Rates                   Occupancy
                           1995           1994             1995      1994
Foxfire                   $6,392         $6,031             96%       96%
Old Salem                  6,978          6,839             88        91
Woodland Village           6,466          6,320             95        96
Lake Johnson Mews          6,999          6,489             97        97
The Lexington              7,133          6,931             94        91
Millhopper Village         7,089          6,810             98        98
Tar River Estates          5,645          5,517             89        90


    The Corporate General Partner attributes the increase in occupancy at The Lexington Apartments to an increase in population in the area and a change in management at the property. The increase in population is due to the continuing trend of people moving to Florida from other areas of the country due to the climate and economic factors. The decrease in occupancy at Old Salem is due to the property starting to bill utilities to the tenants. The Corporate General Partner believes occupancy will improve with the new tenants who will be willing to pay utilities in the near future.

    As noted under Item 1. "Description of Business", the real estate industry is highly competitive. All of the properties of the partnership are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. The multifamily residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

    Real estate taxes and rates in 1995 for each property were:

                                     1995             1995
                                    Billing           Rate

Foxfire                            $114,491*          4.15
Old Salem                            85,000*           .72
Woodland Village                    148,874*          3.05
Lake Johnson Mews                    65,313*          1.23
The Lexington                       148,723*          2.23
Millhopper Village                   84,366*          2.76
Tar River Estates                   135,048*          1.48

*Due to this property having a fiscal year different than the real estate tax year, tax expense does not agree to the 1995 billing.


Item 3.  Legal Proceedings

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

    The Corporate General Partner owns 100 Limited Partnership Units ("Units"). On May 27, 1995, an affiliate of the Corporate General Partner (the "Affiliated Purchaser") acquired 13,171 Units at a price of $350.00 per Unit pursuant to a tender offer (the "Affiliate Offer") described below. The Corporate General Partner and the Affiliated Purchaser are, therefore, entitled to participate in cash distributions made by the Partnership to its Unit holders. The Partnership made a distribution to the Unit holders during the first quarter of 1995. The Corporate General Partner presently expects that the Partnership will seek to make distributions in the future. The Corporate General Partner is also entitled to certain cash distributions in respect of its general partner interest.

    As a result of the Affiliated Purchaser's acquisition of 25.07% of the outstanding Units, the Affiliated Purchaser, an affiliate of the Corporate General Partner and Insignia, may be in a position to significantly influence any vote of the Unit holders. The Partnership has paid Insignia Management Group, L.P. ("IMG"), an affiliate of the Corporate General Partner, property management fees equal to 5% of the Partnership's apartment revenues for property management services in each of the periods ended November 30, 1994 and 1995, pursuant to property management agreements. Property management fees paid to IMG amounted to $592,076 and $614,669, respectively, for the years ended November 30, 1994 and 1995. Insignia and its affiliates do not receive any fees from the Partnership for the asset management or partnership administration services they provide, although Insignia and its affiliates are reimbursed by the Partnership for the expenses they incur in connection with providing those services. The Partnership Agreement also provides for reimbursement to the Corporate General Partner and its affiliates for costs incurred in connection with administration of the Partnership's activities. Pursuant to these provisions and in addition to the property management fees referred to above, the Partnership paid the Corporate General Partner and its affiliates (including the reimbursements to Insignia and its affiliates in connection with asset management and partnership administration services) an aggregate of $177,522 and $199,968, respectively, for the years ended November 30, 1994 and 1995. In addition, at various times during the past two fiscal years an affiliate of Insignia has held a promissory note or preferred stock issued by an unaffiliated company that provides insurance brokerage services to the Partnership.

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

    On April 27, 1995, the Affiliated Purchaser commenced the Affiliate Offer for up to 30% of the Units at a price of $350.00 per Unit. The Affiliate Offer expired on May 26, 1995. On May 27, 1995, an affiliate of the Corporate General Partner, the Affiliated Purchaser, acquired 13,171 Units at a price of $350.00 per Unit pursuant to the Affiliate Offer. During the Affiliate Offer, Carl C. Icahn and certain of his associates contacted Insignia about pursuing a variety of possible transactions on a joint venture basis. During those discussions, representatives of Insignia advised Mr. Icahn and his representatives that Insignia did not wish to discourage or prevent any transaction which would produce additional value for Unit holders. During those conversations, Mr. Icahn and his representatives expressed a desire to make an equity investment in the Affiliated Purchaser with a view to sharing in the economic benefits, if any, to be derived by the Affiliated Purchaser from the Affiliate Offer. The representatives of Insignia declined to agree to such an arrangement.

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

    On September 27, 1995, the parties to the purported class action and derivative suit described above, entered into a stipulation to settle the matter. The principal terms of the stipulation requires supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchaser; waiver by the Corporate General Partner and five other Insignia affiliated general partners of any right to certain proceeds from a sale or refinancing of the Partnership's properties; some restrictions on Insignia's ability to vote the limited partner interest it acquired; payment of $1.25 million for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants. The Partnership has accrued approximately $127,000 related to its allocated share of the $1.25 million. Provisional Court approval of the stipulation is required before it will be distributed to the class members for review. If a certain number of class members opt out, the settlement may be cancelled and no assurance can be given that this matter will be settled on the terms set forth above or otherwise.


Item 4.  Submission of Matters to a Vote of Security Holders

    During the fiscal year ended November 30, 1995, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II


Item 5. Market for Partnership Equity and Related Partner Matters

    As of November 30, 1995, there was minimal trading of the Units in the secondary market establishing a value of $350 per unit as quoted in the Stanger Report for October 31, 1995. There are 3,343 holders of record owning an aggregate of 52,538 units. As disclosed in Item 3., Legal Proceedings, an affiliate of the Corporate General Partner purchased 13,171 units at $350 per unit. In addition, High River Limited Partnership purchased 6,407 units at $508.20 per Unit. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. Distributions of $252,036 were made in 1995 while distributions of $1,499,721 were made during 1994. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded an amount equal to $1,000 per apartment unit for each respective unit.

Item 6.  Management's Discussion and Analysis or Plan of Operation

    This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

    The Partnership had a net loss for the year ended November 30, 1995, of $341,871 and a net loss of $646,469 for the corresponding period of 1994. The decrease in net loss in 1995 is primarily attributable to increased apartment revenues as a result of monthly rental rate increases at all properties as well as an increase in other income. Other income increased due to an increase in various tenant charges resulting from high tenant turnovers at all properties and a leasing incentive bonus for the renewal of a laundry vending contract at Old Salem Apartments. Also contributing to the decrease in net loss were casualty gains of $213,794 as a result of two fires, one at Woodland Village and one at Old Salem. Both fires were covered by insurance.

    Partially offsetting the decrease in net loss was an increase in general and administrative expenses as a result of increased legal costs for an outstanding lawsuit as discussed in Item 3. Legal Proceedings, as well as increased administrative expenses in connection with the tender offers.

    The Partnership recorded a casualty gain in 1995 resulting from a fire at Woodland Village Apartments to the roof and interiors of four units. The damage resulted in a gain of $31,761 arising from proceeds from the Partnership's insurance carrier of $73,056 which exceeded the basis of the property and expenses to replace the roof and interiors damaged. The Partnership also recorded a casualty gain at Old Salem Apartments resulting from a fire in the basement and interiors of nine units located within the same building. The damage resulted in a gain of $182,033 arising from proceeds receivable from the Partnership's insurance carrier of $284,743 which exceeded the basis of the property and expenses to replace the interiors for the building damaged. At November 30, 1995, other assets included a receivable of $69,861 for insurance proceeds and accounts payable included $45,840 of outstanding invoices related to the casualty at Old Salem Apartments.

    Management relies on the annual appraisals performed by outside appraisers to assess the impairment of investment properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgement, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by Management. For the year ended November 30, 1995, no adjustments for the impairment of value were recorded.

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

Liquidity and Capital Resources

    At November 30, 1995, the Partnership had unrestricted cash of $790,730 compared to $1,357,647 at November 30, 1994 as a result of increased investing activity during 1995. Net cash used in investing activities increased as a result of an increase in cash invested in short-term investments in 1995 as compared to 1994. Net cash provided by operating activities increased primarily as a result of the decrease in net loss as previously discussed. Decreases in escrows for taxes and insurance and increases in accounts payable also contributed to the increase in net cash provided by operations. Net cash used in financing activities decreased due to the Partnership refinancing Foxfire Apartments in 1994 with no refinancing in 1995 and a decrease in partners' distributions in 1995.

    The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $28,976,679, net of discount, is amortized over varying periods with required balloon payments ranging from January 1, 1997, to November 15, 2002, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. During the years ended November 30, 1995, and 1994, the Partnership made distributions of $252,036 and $1,499,721, respectively.

Item 7.  Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS



Report of Independent Auditors

Consolidated Balance Sheet--November 30, 1995

Consolidated Statements of Operations--Years ended November 30, 1995 and 1994

Consolidated Statements of Changes in Partners' Capital (Deficit)--Years ended
       November 30, 1995 and 1994

Consolidated Statements of Cash Flows--Years ended November 30, 1995 and 1994

Notes to Consolidated Financial Statements

                Report of Ernst & Young LLP, Independent Auditors


The Partners
Shelter Properties V Limited Partnership


We have audited the accompanying consolidated balance sheet of Shelter Properties V Limited Partnership as of November 30, 1995, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended November 30, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties V Limited Partnership as of November 30, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended November 30, 1995, in conformity with generally accepted accounting principles.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
January 17, 1996


                    SHELTER PROPERTIES V LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET

                                November 30,1995


 Assets
   Cash:
       Unrestricted                                                    $   790,730
       Restricted--tenant security deposits                                358,728
   Investments (Note B)                                                  2,465,411
   Accounts receivable                                                      41,430
   Escrow for taxes and insurance                                          321,679
   Restricted escrows                                                      743,417

   Other assets                                                            678,645
   Investment properties: (Note C & F)
       Land                                          $  4,241,860
       Buildings and related personal property         68,598,339
                                                       72,840,199

       Less accumulated depreciation                  (34,414,584)      38,425,615

                                                                       $43,825,655


 Liabilities and Partners' Capital (Deficit)

 Liabilities
   Accounts payable                                                    $   445,838
   Tenant security deposits                                                360,905
   Accrued taxes                                                           196,337
   Other liabilities                                                       586,430
   Mortgage notes payable (Note C)                                      28,976,679


 Partners' Capital (Deficit)
   General partner                                   $   (310,118)
   Limited partners (52,538 units
       issued and outstanding)                         13,569,584       13,259,466


                                                                       $43,825,655


            See Accompanying Notes to Consolidated Financial Statements

                     SHELTER PROPERTIES V LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Years Ended November 30,
                                                            1995            1994
 Revenues:
    Rental income                                       $11,811,585     $11,430,562
    Other income                                            672,582         616,485
                                                         12,484,167      12,047,047

 Expenses:
    Operating                                             3,425,781       3,356,376
    General and administrative                              591,775         312,773
    Property management fees                                614,669         592,076
    Maintenance                                           1,959,569       2,011,082
    Depreciation                                          2,913,473       2,754,928
    Interest                                              2,757,748       2,860,091
    Property taxes                                          776,817         777,110
                                                         13,039,832      12,664,436

 Casualty gain                                              213,794           1,705

         Loss before extraordinary item                    (341,871)       (615,684)

 Extraordinary item - loss on extinguishment
   of debt (Note C)                                              --         (30,785)

         Net loss (Note D)                              $  (341,871)    $  (646,469)


 Net loss allocated to general partner (1%)             $    (3,419)    $    (6,465)
 Net loss allocated to limited partners (99%)              (338,452)       (640,004)
                                                        $  (341,871)    $  (646,469)

 Per limited partnership unit:
   Loss before extraordinary item                       $     (6.44)    $    (11.60)
   Extraordinary item                                            --            (.58)

 Net loss per limited partnership unit                  $     (6.44)    $    (12.18)



            See Accompanying Notes to Consolidated Financial Statements

                     SHELTER PROPERTIES V LIMITED PARTNERSHIP

         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                   Limited
                                Partnership    General     Limited
                                    Units     Partners     Partners        Total
 Original capital
    contributions                  52,538     $   2,000    $52,538,000   $52,540,000

 Partners' (deficit) capital
    at November 30, 1993           52,538     $(282,720)   $16,282,283   $15,999,563

 Partners' distributions paid          --       (14,997)    (1,484,724)   (1,499,721)

 Net loss for the year
    ended November 30, 1994            --        (6,465)      (640,004)     (646,469)

 Partners' (deficit) capital
    at November 30, 1994           52,538      (304,182)    14,157,555    13,853,373

 Partners' distributions paid         --         (2,517)      (249,519)     (252,036)

 Net loss for the year
    ended November 30, 1995        52,538        (3,419)      (338,452)     (341,871)

 Partners' (deficit) capital
    at November 30, 1995           52,538     $(310,118)   $13,569,584   $13,259,466


            See Accompanying Notes to Consolidated Financial Statements

                     SHELTER PROPERTIES V LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years Ended November 30,
                                                             1995         1994
 Cash flows from operating activities:
    Net loss                                            $  (341,871)  $  (646,469)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation                                       2,913,473     2,754,928
       Amortization of discounts and loan costs             164,225       167,585
       Casualty gain                                       (213,794)       (1,705)
       Extraordinary item - loss on extinguishment
        of debt                                                  --        30,785
       Change in accounts:
        Restricted cash                                      16,822       (13,690)
        Accounts receivable                                 (23,288)         (441)
        Escrow for taxes and insurance                      309,485      (102,457)
        Other assets                                        (37,173)       52,256
        Accounts payable                                     44,329       (74,793)
        Tenant security deposit liabilities                 (28,809)       27,854
        Accrued taxes                                      (251,355)      104,492
        Other liabilities                                    30,152        45,643
          Net cash provided by operating activities       2,582,196     2,343,988

 Cash flows from investing activities:
    Property improvements and replacements               (1,966,342)   (1,417,238)
    Cash invested in short-term investments             (10,003,913)   (6,865,717)
    Cash received from matured investments                9,426,279     9,074,065
    Deposits to restricted escrows                         (279,723)     (176,689)
    Receipts from restricted escrows                        406,860       134,956
    Insurance proceeds from property damage                 287,937        89,472
          Net cash (used in) provided by
            investing activities                         (2,128,902)      838,849

 Cash flows from financing activities:
    Payments on mortgage notes payable                     (768,175)     (697,741)
    Repayment of mortgage notes payable                          --    (5,301,710)
    Proceeds from long-term borrowing                            --     5,000,000
    Loan costs                                                   --       (26,565)
    Partners' distributions                                (252,036)   (1,499,721)

          Net cash used in financing activities          (1,020,211)   (2,525,737)

 Net (decrease) increase in cash                           (566,917)      657,100

 Cash at beginning of period                              1,357,647       700,547
 Cash at end of period                                  $   790,730   $ 1,357,647

 Supplemental disclosure of cash flow information:
    Cash paid for interest                              $ 2,589,745   $ 2,689,819


            See Accompanying Notes to Consolidated Financial Statements

                     SHELTER PROPERTIES V LIMITED PARTNERSHIP

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties V Limited Partnership (the "Partnership ) was organized as a limited partnership under the laws of the State of South Carolina pursuant to a Certificate and Agreement of Limited Partnership filed August 21, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr., is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an indirect subsidiary of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia. The partnership agreement terminates December 31, 2023. The Partnership commenced operations on July 19, 1983 and completed its acquisition of apartment properties on January 18, 1984. The Partnership operates seven apartment properties located in the South and Southeast.

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its two 99.99% owned partnerships. All significant interpartnership balances have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement. The partnership agreement defines net cash from operations as revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to financial statements, whenever net cash from operations is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying statements of cash flows captioned net cash provided by operating activities to net cash from (used by) operations, as defined in the partnership agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                            1995           1994
 Net cash provided by operating activities             $ 2,582,196     $ 2,343,988
    Property improvements and replacements              (1,966,342)     (1,417,238)
    Payments on mortgage notes payable                    (768,175)       (697,741)
    Changes in reserves for net operating
       liabilities                                         (60,163)        (38,864)
    Changes in restricted escrows, net                     127,137         (41,733)
    Insurance proceeds from property damage                287,937          89,472
    Additional operating reserves                         (205,000)             --
    Mortgage repayment with cash reserves                       --        (349,365)

       Net cash used in operations                     $    (2,410)    $  (111,481)

Note A - Organization and Significant Accounting Policies - (Continued)

The General Partner believed it to be in the best interest of the Partnership to reserve an additional $205,000 at November 30, 1995, to fund continuing capital improvements and prepare for the refinancing of Woodland Village in 1996.

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional net cash from operations for allocation purposes.

The partnership agreement provides that 99% of distributions of net cash from operations are allocated to the limited partners until they receive net cash from operations for such fiscal year equal to 7% of their adjusted capital values (as defined in the partnership agreement), at which point the general partners will be allocated all net cash from operations until they have received distributions equal to 10% of the aggregate net cash from operations distributed to partners for such fiscal year. Thereafter, the general partners will be allocated 10% of any distributions of remaining net cash from operations for such fiscal year.

All distributions of distributable net proceeds (as defined in the partnership agreement) from property dispositions and refinancings will be allocated to the limited partners until each limited partner has received an amount equal to a cumulative 7% per annum return of the average of the limited partners' adjusted capital value, less any prior distributions of net cash from operations and distributable net proceeds, and has also received an amount equal to the limited partners' adjusted capital value. Thereafter, the general partners receive 1% of the selling prices of properties sold where they acted as a broker, and then the limited partners will be allocated 85% of any remaining distributions of distributable net proceeds and the general partners will receive 15%.

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded in an amount equal to $1,000 per apartment unit for each respective property.

Undistributed Net Proceeds from Refinancing: At November 30, 1994, the Partnership had $2,785,000 of undistributed net proceeds from refinancings. No excess proceeds were received from the refinancing that occurred during 1994. As a result, there remains a balance of $2,785,000 in undistributed net proceeds from refinancings at November 30, 1995.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement.

For any fiscal year, to the extent that profits, not including gains from property dispositions, do not exceed distributions of net cash from operations, such profits are allocated in the same manner as such distributions. In any fiscal year in which profits, not including gains from property disposition, exceed distributions of net cash from operations, such excess is treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and is allocated together with, and in the same manner as, that portion of gain described in the second sentence of the following paragraph.

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership.

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net losses as shown in the statements of operations and changes in partners' capital for 1995 and 1994 were allocated 99% to the limited partners and 1% to the general partners. Net loss per limited partnership unit for each such year was computed as 99% of net loss divided by 52,538 weighted average units outstanding.

Restricted Escrows:

         Capital Improvement Account - At the time of the refinancing of The Lexington and Tar River Estates mortgage notes payable in 1992, $273,795 of the proceeds were designated for a "capital improvement escrow" for certain capital improvements. At the time of the refinancing of Foxfire Apartments mortgage note payable in 1994, $150,000 of the proceeds were designated for a "capital improvement escrow" for certain capital improvements. All capital improvements were complete as of November 30, 1995, and the balance of this account was reduced to zero.

         Reserve Account - At the time of the refinancing of The Lexington and Tar River Estates mortgage notes payable in 1992, a general Reserve Account was established with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until they equal $1,000 per apartment unit or $676,000 in total. The current balance is $682,205, which includes interest earned on these funds.

Escrows for Taxes and Insurance: Currently, these funds are held by the mortgagors for Foxfire and Lake Johnson Mews. For Tar River, The Lexington, Old Salem, Woodland Village and Millhopper; these properties' escrows are held by the Partnership. All escrow funds are designated for the payment of real estate taxes.

Other Reserves: The general partners may designate a portion of cash generated from operations as other reserves in determining net cash from operations.
The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The decreases in other reserves during 1995 and 1994 were $60,163 and $38,864, respectively, which amounts were determined by considering changes in the balances of restricted cash, accounts receivable, escrow for taxes and insurance, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the general partners expect to continue to adjust other reserves based on the net change in the aforementioned account balances.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 7 years.

Present Value Discounts: Periodically, the Partnership incurs debt at below market rates for similar debt. Present value discounts are recorded on the basis of prevailing market rates and are amortized on an interest method over the life of the related debt.

Loan Costs: Loan costs are included in other assets and are being amortized on a straight-line basis over the life of the related loans.

Cash and Cash Equivalents: The Partnership considers only unrestricted cash to be cash. Certificates of deposit are considered to be investments. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investments: Securities held-to-maturity and available-for-sale: The Corporate General Partner determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Partnership has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Presently, all of the Partnership's investments are classified as held-to-maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of partner's capital. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, management finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expenses as incurred.

Restricted Cash - Tenant Security Deposits: The Partnership requires security deposits from all lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Investment Properties: Investment properties consist of seven apartment complexes stated at cost. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The corporate general partner relies on the annual appraisals performed by outside appraisers for the estimated value of the partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgement, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the partnership above the estimated value given in the appraisal is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. For the year ended November 30, 1995, no adjustments for the impairment of value were recorded.

As of November 30, 1995, the Partnership adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of FASB No. 121 did not have a material effect on the Partnership's financial statements.

Reclassifications: Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B - Investments

Investments, stated at cost, consist of the following at November 30, 1995:

                                   Interest     Face         Cost        Maturity
                                     Rate       Amount       1995          Date

 General Electric Credit Corp.        5.65%   $1,487,000   $1,466,696      1/26/96
   Commercial Paper
 First Union Corporation              5.35%      154,033      152,000      2/28/96
   Certificate of Deposit
 First Union Corporation              5.40%      126,144      125,000       1/8/96
   Certificate of Deposit
 First Union Corporation              5.35%      133,428      131,667      2/28/96
   Certificate of Deposit
 First Union Corporation              5.35%      255,246      251,877      2/28/96
   Certificate of Deposit
 First Union Corporation              5.40%      332,401      329,388       1/8/96
   Certificate of Deposit
                                              $2,488,252   $2,456,628
 Accrued Interest                                               8,783
                                                           $2,465,411

Note B - Investments - (Continued)

The Partnership's investments are classified as held-to-maturity. The Corporate General Partner believes that the market value of the investments is approximately the same as the cost.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                         Principal     Monthly                        Principal
                         Balance At    Payment     Stated               Balance
                        November 30,  Including   Interest  Maturity    Due At
 Property                   1995      Interest      Rate      Date     Maturity
 Foxfire
  1st Mortgage          $ 4,866,017    $ 36,950     7.50%   02/01/99  $ 4,594,828

 Old Salem
  1st Mortgage            6,721,872      65,459   10.375%   12/10/16       64,592

 Woodland Village
  1st Mortgage            2,329,248      23,590     9.50%   01/01/97    2,264,698
  2nd Mortgage              695,442      20,771     8.88%   03/01/99           --

 Lake Johnson Mews
  1st Mortgage            4,134,432      44,805    9.375%   06/01/97    3,893,758

 The Lexington
  1st Mortgage            3,712,865      31,268     7.60%   11/15/02    2,869,663
  2nd Mortgage              122,528         776     7.60%   11/15/02      122,528

 Millhopper Village
  1st Mortgage            1,600,000      11,333   variable  06/10/01    1,600,000

 Tar River Estates
  1st Mortgage            5,129,584      43,200     7.60%   11/15/02    3,964,527
  2nd Mortgage              169,282       1,072     7.60%   11/15/02      169,282

                         29,481,270    $279,224

 Less unamortized
  discounts                (504,591)

                        $28,976,679


The Partnership exercised interest rate buy-down options for Tar River and The Lexington when the debt was refinanced, reducing the stated rate from 8.76% to 7.60%. The fee for the interest rate reduction amounted to $677,021 and is being amortized as a loan discount on the interest method over the life of the loans. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.


Note C - Mortgage Notes Payable - (Continued)

On January 31, 1994, the Partnership refinanced the mortgage encumbering Foxfire Apartments. The refinancing replaced indebtedness on Foxfire in the amount of $4,993,610 of which $4,952,345 was principal and $41,265 was interest. The refinancing replaced the aforementioned indebtedness which carried a stated interest rate of 9.75% and had a maturity date of April 1, 1994. The new mortgage indebtedness of $5,000,000, which carries a stated interest rate of 7.5%, is amortized over 25 years with a balloon payment due on February 1, 1999. Total capitalized loan costs incurred were $81,565 and are being amortized over the life of the loan.

In addition, in May 1994, the Partnership paid off the second mortgage balance of $349,365 on Millhopper Village which had a maturity date of February 15, 2002. The Partnership used available funds on hand to pay off the debt. In connection with this pay-off, the Partnership recorded an extraordinary loss of $30,785.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to November 30, 1995, are as follows:


               1996                             $   820,300
               1997                               6,893,554
               1998                                 708,290
               1999                               5,070,172
               2000                                 450,601
         Thereafter                              15,538,353
                                                $29,481,270


Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

Note D - Income Taxes - (Continued)

The following is a reconciliation of reported net loss and Federal taxable loss:


                                                      1995           1994

 Net loss as reported                             $  (341,871)   $  (646,469)
 Add (deduct):
   Amortization of present value discounts             20,160         53,066
   Depreciation differences                        (1,019,497)    (1,048,506)
   Change in prepaid rental                            62,873         69,130
   Other                                               26,943         16,362
   Accrued legal expenses                             124,232             --
   Casualty gain not reported for taxes              (213,794)            --

 Federal taxable loss                             $(1,340,954)   $(1,556,417)
 Federal taxable loss per limited
     partnership unit                             $    (25.27)   $    (29.33)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


     Net assets as reported                          $ 13,259,466
     Buildings                                          6,699,624
     Accumulated depreciation                         (26,344,407)
     Syndication fees                                   6,746,551
     Other                                                352,416
     Net assets - tax basis                          $    713,650


Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of Insignia Financial Group, Inc. in 1995 and 1994 are:

                                                    1995          1994
         Property management fees                 $614,669      $592,076
         Data processing services                   42,090        44,777
         Marketing services                         11,408        13,025
         Reimbursement for services
            of affiliates                          146,470       119,720

Note E - Transactions With Affiliated Parties - (Continued)

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


Note F - Real Estate and Accumulated Depreciation

Apartment Properties

                                                     Initial Cost
                                                    To Partnership

                                                            Buildings       Cost
                                                           and Related   Capitalized
                                                             Personal    Subsequent to
 Description                    Encumbrances      Land       Property     Acquisition
 Foxfire Apartments             $ 4,866,017   $  830,026   $ 9,122,319  $   224,454
   Atlanta, Georgia
 Old Salem Apartments             6,721,872      653,895    12,663,717    2,091,820
   Charlottesville, Virginia
 Woodland Village Apartments      3,024,690      604,853     9,135,135    1,772,920
   Columbia, South Carolina
 Lake Johnson Mews Apartments     4,134,432      338,336     6,725,048      935,026
   Raleigh, North Carolina
 The Lexington Apartments         3,835,393    1,101,956     6,620,228    1,828,622
   Sarasota, Florida
 Millhopper Village Apartments    1,600,000      239,016     4,305,012      875,638
   Gainesville, Florida
 Tar River Estates                5,298,866      473,778     9,984,906    2,313,494
   Greenville, North Carolina
         Totals                 $29,481,270   $4,241,860   $58,556,365  $10,041,974



Note F - Real Estate and Accumulated Depreciation - (Continued)

                                  Gross Amount At Which Carried
                                       At November 30, 1995

                                          Buildings
                                         And Related
                                          Personal                   Accumulated    Date of      Date    Depreciable
    Description                Land       Property       Total      Depreciation  Construction Acquired   Life-Years
 Foxfire
  Atlanta, Georgia         $  830,026   $ 9,346,773   $10,176,799   $ 5,242,494   1969-1971    07/19/83     5-29
 Old Salem
  Charlottesville,            653,895    14,755,537    15,409,432     7,352,141   1969-1971    08/25/83     5-28
 Woodland Village
  Columbia, South Carolina    604,853    10,908,055    11,512,908     5,507,744        1974    09/01/83     5-30
 Lake Johnson Mews
  Raleigh, North Carolina     338,336     7,660,074     7,998,410     3,590,370   1972-1973    09/30/83     5-30
 The Lexington
  Sarasota, Florida         1,101,956     8,448,850     9,550,806     3,899,213   1973-1982    10/31/83     5-34
 Millhopper Village
  Gainesville, Florida        239,016     5,180,650     5,419,666     2,589,627   1970-1976    11/22/83     5-29
 Tar River Estates
  Greenville, North
  Carolina                  473,778      12,298,400    12,772,178      6,232,995  1969-1972    01/18/84     5-27

    Totals                $4,241,860    $68,598,339   $72,840,199    $34,414,584


Reconciliation of  Real Estate and Accumulated Depreciation :

                                               Years Ended November 30,
                                                 1995            1994
 Real Estate
 Balance at beginning of year                 $71,195,703     $69,940,686
          Property improvements                 1,966,342       1,417,238
          Disposals of property                  (321,846)       (162,221)
 Balance at End of Year                       $72,840,199     $71,195,703

 Accumulated Depreciation
 Balance at beginning of year                 $31,704,086     $29,072,968
          Additions charged to expense          2,913,473       2,754,928
          Disposals of property                  (202,975)       (123,810)
 Balance at end of year                       $34,414,584     $31,704,086

The aggregate cost of the real estate for Federal income tax purposes at November 30, 1995 and 1994 is $79,539,822 and $77,823,822. The accumulated depreciation taken for Federal income tax purposes at November 30, 1995 and 1994 is $60,758,990 and $56,826,021.

Note G - Contingencies

Tender Offer Litigation: The Corporate General Partner owns 100 Limited Partnership Units ("Units"). On or about April 26 and 27, 1995, six entities ("Affiliated Purchaser") affiliated with the Partnership commenced tender offers for limited partner interests in six limited partnerships, including the Partnership (collectively, the "Shelter Properties Partnerships"). On May 27, 1995, the Affiliated Purchaser acquired 13,171 units of the Partnership pursuant to the tender offer. On or about May 12, 1995, in the United States District Court for the District of South Carolina, certain limited partners of the Shelter Properties Partnerships commenced a lawsuit, on behalf of themselves, on behalf of a putative class of plaintiffs, and derivatively on behalf of the partnerships, challenging the actions taken by defendants (including Insignia, the acquiring entities and certain officers of Insignia) in the management of the Shelter Properties Partnerships and in connection with the tender offers and certain other matters.

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the partnerships all in violation of the federal securities laws.

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchaser; waiver by the Shelter Properties Partnership's general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants. The Partnership has accrued approximately $127,000 as its allocated share of the $1.25 million. Provisional Court approval of the stipulation is required before it will be distributed to the class members for review. If a certain number of class members opt out, the settlement may be cancelled. No assurance can be given that this matter will be settled on the terms, set forth above or otherwise.

Note H - Gain on Casualty

The Partnership recorded a casualty gain in 1995 resulting from a fire at Woodland Village Apartments which damaged the roof and interiors of four units. The damage resulted in a gain of $31,761 arising from proceeds from the Partnership's insurance carrier of $73,056 which exceeded the basis of the property and expenses to replace the roof and interiors damaged. The Partnership also recorded a casualty gain at Old Salem Apartments resulting from a fire in the basement and interiors of nine units located within the same building. The damage resulted in a gain of $182,033 arising from proceeds receivable from the Partnership's insurance carrier of $284,743 which exceeded the basis of the property and expenses to replace the interiors of the building damaged. At November 30, 1995, other assets included a receivable of $69,861 for insurance proceeds and accounts payable included $45,840 of outstanding invoices related to the casualty at Old Salem Apartments.

                                     PART III


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

     The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

     Individual General Partner - N. Barton Tuck, Jr., age 57, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

     Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty V Corporation are set forth below. There are no family relationships between or among any officers or directors.


    Name                               Age         Position

    William H. Jarrard, Jr.            49          President

    Ronald Uretta                      39          Vice President and Treasurer

    John K. Lines                      36          Vice President and Secretary

    Kelley M. Buechler                 38          Assistant Secretary


      Mr. Jarrard, who had previously served as Vice President, became President in August 1994. In June 1994, Mr. Lines became Secretary and Ms. Buechler, who had previously held the position, became Assistant Secretary.

      William H. Jarrard has been President of the Corporate General Partner since August 1994 and Managing Director - Partnership Administration of Insignia since January 1991. During the five years prior to joining Insignia in 1991, he serve din similar capacities for U. S. Shelter.

      Ronald Uretta has been Insignia's Chief Financial Officer and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group. From May 1988 until September 1990, Mr. Uretta was a self-employed financial consultant. From January 1978 until January 1988, Mr. Uretta was employed by Veltri Raynor & Company, independent certified public accountants.

      John K. Lines, Esq. has been Vice President and Secretary of the Corporate General Partner since August 1994, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus,
Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

      Kelley M. Buechler is Assistant Secretary of the Corporate General Partner and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities for U. S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.


Item 10.  Executive Compensation

      Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

      Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of November 30, 1995.

                                            Number
 Entity                                    of Units           Percentage

 SP V Acquisition, LLC                      13,171               25.07%
 High River Limited Partnership              6,407               12.20%

     No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the partnership agreement governing the Partnership.


Item 12.  Certain Relationships and Related Transactions

     The Individual General Partner and the Corporate General Partner received, collectively, $2,517 as their prorata share of the distribution made during the first quarter of 1995. No cash distributions were made during the remainder of the year ended November 30, 1995. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading PROFITS AND LOSSES AND CASH DISTRIBUTIONS.

     The Registrant has a property management agreement with Insignia Management Group, L.P. pursuant to which Insignia Management Group, L.P. has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc.
Insignia Management Group, L.P. receives a property management fee equal to 5% of apartment revenues. During the fiscal year ended November 30, 1995, Insignia Management Group, L.P. received $614,669 in fees for property management.

     For a more detailed description of the management fee that Insignia Management Group, L.P. is entitled to receive, see the material contained in the Prospectus under the heading CONFLICTS OF INTEREST - Property Management Services.

     For a further description of payments made by the Registrant to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Registrant, see Note E of the financial statements included as part of this report.


Item 13. Exhibits and Reports on Form 8-K


(a)  Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


(b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 1995:

     None.



                                    SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     SHELTER PROPERTIES V LIMITED PARTNERSHIP

                                     By:   Shelter Realty V Corporation
                                           Corporate General Partner

                                     By:   /s/William H. Jarrard, Jr.
                                           William H. Jarrard, Jr.
                                           President


                                     Date: February 22, 1996



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/William H. Jarrard, Jr.
William H. Jarrard, Jr.                 Date: February 22, 1996
President



/s/Ronald Uretta
Ronald Uretta                            Date: February 22, 1996
Principal Financial
Officer and Principal
Accounting Officer


                                   EXHIBIT INDEX


Exhibit

3     See Exhibit 4(a)


4     (a)   Amended and Restated Certificate and Agreement of Limited
            Partnership [included as Exhibit A to the Prospectus of Registrant dated May 27, 1983 contained in Amendment No. 1 to Registration
            Statement No. 2-81308, of Registrant filed June 8, 1982 (the
            "Prospectus") and incorporated herein by reference].

      (b) Subscription Agreement and Signature Page [included as Exhibit 4(A) and 4(B) to the Registration Statement, incorporated herein by reference].

      (c) Promissory Note and Deed of Trust; Assignment of Leases, Rents & Profits; and Security Agreement between The Mutual Benefit Life Insurance Company and Shelter Properties V. [Filed as Exhibit 4(c) to Form 10-K of Registrant filed February 26, 1988 and incorporated herein by reference].

      (d) Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long term debt which does not exceed 10% of the total assets of the Registrant.

10(i) Contracts related to acquisition of properties:

      (a) Purchase Agreement dated May 23, 1983, between CFC 1978 Partnership C and U.S. Shelter Corporation to acquire Foxfire Apartments.*

      (b) Purchase Agreement dated May 14, 1983 between Old Salem and U.S. Shelter Corporation to acquire Old Salem Apartments.*

      (c) Purchase Agreement dated April 21, 1983 between Europco Management Company of America and U.S. Shelter Corporation to acquire Woodland Village Apartments.*

      (d) Purchase Agreement dated May 6, 1983 between Europco Management Company of America and U.S. Shelter Corporation to acquire Lake Johnson Mews.*

                  *Filed as Exhibits 12(a) through 12(D),
                  respectively, to Amendment No. 1 of
                  Registration Statement No. 2-81308 of
                  Registrant filed May 24, 1983 and incorporated herein by reference.


      (e) Purchase Agreement dated June 17, 1983 between The Lexington Apartments and U.S. Shelter Corporation to acquire The Lexington Apartments. [Filed as Exhibit 12(E) to Post-Effective Amendment No. 1 of Registration Statement No. 2-81308 of Registrant filed June 27, 1983 and incorporated herein by reference].

      (f) Purchase Agreement dated August 26, 1983 between James S. Quincey and U.S. Shelter Corporation to acquire Millhopper Village Apartments. [Filed as Exhibit 12(F) to Post-Effective Amendment No. 1 of Registration Statement No. 2-81308 of Registrant filed October 13, 1983 and incorporated herein by reference].

      (g) Purchase Agreement dated November 21, 1983 between Southwest Realty, Ltd. and U.S. Shelter Corporation to acquire Greenspoint Apartments [Filed as Exhibit 10(A) to Form 8-K of Registrant dated December 8, 1983 and incorporated herein by reference].

      (h) Purchase Agreement dated December 14, 1983 between Virginia Real Estate Investors and U.S. Shelter Corporation to acquire Tar River Estates. [Filed as Exhibit 10(B) to Form 8-K of Registrant dated December 8, 1983 and incorporated herein by reference].

      (i) Promissory Note dated December 10, 1991 and Deed of Trust and Security Agreement dated December 18, 1991 for the refinancing of Old Salem Apartments. [Filed as Exhibit 3(d) to Form 10-K of Registrant filed February 28, 1992 and incorporated herein by reference].

(ii) Form of Management Agreement with U.S. Shelter Corporation subsequently assigned to Shelter Management Group, L.P. (now known as Insignia Management Group, L.P.) [Filed as Exhibit 10 (ii) to Form 10-K of Registrant filed February 26, 1988 and incorporated herein by reference].

(iii) Contracts related to refinancing of debt:

      (a) First Deeds of Trust and Security Agreements dated October 28, 1992 between New Shelter Properties V Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation securing the following properties: Tar River and The Lexington. **

      (b) Second Deeds of Trust and Security Agreements dated October 28, 1992 between New Shelter Properties V Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, A Virginia Corporation, securing the following properties: Tar River and The Lexington. **

      (c) First Assignments of Leases and Rents dated October 28, 1992 between New Shelter Properties V Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Tar River and The Lexington. **

      (d) Second Assignments of Leases and Rents dated October 28, 1992 between New Shelter Properties V Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Tar River and The Lexington. **

      (e) First Deeds of Trust Notes dated October 28, 1992 between New Shelter Properties V Limited Partnership and First Commonwealth Realty Credit Corporation, relating to the following properties:
            Tar River and The Lexington. **

      (f) Second Deeds of Trust Notes dated October 28, 1992 between New Shelter Properties V Limited Partnership and First Commonwealth Realty Credit Corporation, relating to the following properties:
            Tar River and The Lexington.**

                  **Filed as Exhibits 10 (iii) a through f, respectively, to Form 10-KSB - Annual or Transitional Report filed February 26, 1993 and incorporated herein by reference.

      (g) Modification to Security Instruments dated January 31, 1994, between Foxfire V Limited Partnership and John Hancock Mutual Life Insurance Company, relating to Foxfire Apartments.***

      (h) Deposit and Security Agreement dated January 31, 1994, between Foxfire V Limited Partnership and John Hancock Real Estate Finance, Inc., relating to Foxfire Apartments.***

                  ***Filed as Exhibits 10(iii) g and h,
                  respectively, to Form 10KSB - Annual or
                  Transitional Report filed February 28, 1994 and incorporated herein by reference.


22    Subsidiaries of the Registrant.

27    Financial Data Schedule.

99    (a)   Prospectus of Registrant dated May 27, 1983 (included in
            Registration Statement No. 2-81308, of Registrant and incorporated herein by reference).

      (b) Agreement of Limited Partnership for New Shelter V, Limited Partnership between Shelter V GP Limited Partnership and Shelter V Limited Partnership entered into on October 21, 1992. (Filed as
            Exhibit 28 (b) to Form 10-KSB Annual or Transitional Report filed February 26, 1993 and incorporated herein by reference.)

      (c) Agreement of Limited Partnership for Foxfire Apartments V Limited Partnership between Shelter V GP Limited Partnership and Shelter Properties V Limited Partnership entered into on September 13, 1992. (Filed as Exhibit 28 (c) to Form 10-KSB - Annual or Transitional Report filed February 26, 1993 and incorporated herein by reference.)