Form 10QSB
period 1996-02-29
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 1996-04-10
CIK 712753

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


                For the quarterly period ended February 29, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No.




                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                  SHELTER PROPERTIES V LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                February 29, 1996
 Assets
    Cash:
       Unrestricted                                            $ 3,565,484
       Restricted--tenant security deposits                        353,621
    Accounts receivable                                             32,892
    Escrow for taxes and insurance                                 300,973
    Restricted escrows                                             749,570
    Other assets                                                   602,272
    Investment properties:
      Land                                      $ 4,241,860
      Buildings and related personal property    68,792,993
                                                 73,034,853
      Less accumulated depreciation             (35,141,192)    37,893,661

                                                               $43,498,473


 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                           $   256,944
    Tenant security deposits                                       353,621
    Accrued taxes                                                  136,918
    Other liabilities                                              586,430
    Mortgage notes payable                                      28,794,212

 Partners' Capital (Deficit)
    General partners                            $  (309,009)
    Limited partners (52,538 units
       issued and outstanding)                   13,679,357     13,370,348

                                                               $43,498,473

           See Accompanying Notes to Consolidated Financial Statements

b)                  SHELTER PROPERTIES V LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                               February 29, 1996  February 28,1995
 Revenues:
   Rental income                                    $3,000,255        $2,972,352
   Other income                                        164,748           157,275
   Casualty gain                                            --            31,949
      Total revenues                                 3,165,003         3,161,576

 Expenses:
   Operating                                           828,784           803,500
   General and administrative                           74,110            85,510
   Property management fees                            156,291           153,542
   Maintenance                                         374,595           314,997
   Depreciation                                        739,785           701,561
   Interest                                            678,487           697,541
   Property taxes                                      202,069           189,969
      Total expenses                                 3,054,121         2,946,620

      Net income                                    $  110,882        $  214,956

Net income allocated to general
   partners (1%)                                    $    1,109        $    2,150
Net income allocated to limited
   partners (99%)                                      109,773           212,806

                                                    $  110,882        $  214,956

Net income per limited partnership unit             $     2.09        $     4.05

           See Accompanying Notes to Consolidated Financial Statements

c)                  SHELTER PROPERTIES V LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                                   Limited
                                 Partnership    General      Limited
                                    Units      Partners     Partners       Total

 Original capital contributions    52,538     $   2,000    $52,538,000  $52,540,000

 Partners' (deficit) capital
   at November 30, 1995            52,538      (310,118)    13,569,584   13,259,466

 Net income for the three
   months ended February 29, 1996      --         1,109        109,773      110,882

 Partners' (deficit) capital
    at February 29, 1996           52,538     $(309,009)   $13,679,357  $13,370,348

           See Accompanying Notes to Consolidated Financial Statements

d)                  SHELTER PROPERTIES V LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Three Months Ended
                                              February 29, 1996  February 28, 1995
 Cash flows from operating activities:
   Net income                                    $  110,882          $  214,956
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                  739,785             701,561
      Amortization of discounts and loan costs       34,749              41,219
      Gain on disposition of property, net of
       insurance proceeds                                --             (31,949)
      Change in accounts:
       Restricted cash                                5,107             (14,514)
       Accounts receivable                            8,538              (9,079)
       Escrows for taxes and insurance               20,706             225,141
       Other assets                                  58,062               6,595
       Accounts payable                            (188,894)           (213,555)
       Tenant security deposit liabilities           (7,284)              1,350
       Accrued taxes                                (59,419)           (298,875)
       Other liabilities                                 --              11,594

           Net cash provided by
               operating activities                 722,232             634,444

 Cash flows from investing activities:
   Property improvements and replacements          (208,771)           (258,168)
   Deposits to restricted escrows                    (6,153)             (9,037)
   Receipts from restricted escrows                      --             181,051
   Insurance proceeds from property damage               --               7,039

           Net cash used in
               investing activities                (214,924)            (79,115)

 Cash flows from financing activities:
   Payments on mortgage notes payable              (197,965)           (181,589)
   Partners' distributions                               --            (252,036)

           Net cash used in
               financing activities                (197,965)           (433,625)

 Net increase in cash                               309,343             121,704

 Cash at beginning of period                      3,256,141           3,245,424
 Cash at end of period                           $3,565,484          $3,367,128
 Supplemental disclosure of cash flow
      information:
   Cash paid for interest                        $  643,738          $  654,113

           See Accompanying Notes to Consolidated Financial Statements

e)                  SHELTER PROPERTIES V LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation


   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 29, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended November 30, 1995.

Cash and Cash Equivalents:

   Unrestricted - Unrestricted cash includes cash on hand and in banks, money market funds and Certificates of Deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

   Restricted cash - tenant security deposits - The Partnership requires security deposits from lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Reconciliation of Cash Flows

   The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash used in operations," as defined in the partnership agreement. However, "net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                   For the Three Months Ended
                                            February 29, 1996     February 28, 1995
 Net cash provided by operating activities       $ 722,232           $  634,444
    Payments on mortgage notes payable            (197,965)            (181,589)
    Property improvements and replacements        (208,771)            (258,168)
    Change in restricted escrows, net               (6,153)             172,014
    Changes in reserves for net operating
     liabilities                                   163,184              291,343
    Insurance proceeds from property damage             --                7,039
    Additional reserves                           (500,000)            (670,000)

         Net cash used in operations             $ (27,473)          $   (4,917)

   The General Partner reserved an additional $500,000 at February 29, 1996, to fund continuing capital improvements and prepare for the possible refinancings of Woodland Village, Lake Johnson Mews and Millhopper Village. In 1995 the General Partner believed it to be in the best interest of the Partnership to reserve an additional $670,000 to fund continuing capital improvements at the seven properties.


Note C   Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with Insignia Financial Group, Inc. and its affiliates in 1996 and 1995 are as follows:

                                                  For the Three Months Ended
                                             February 29, 1996   February 28, 1995

 Property management fees                         $156,291            $153,542
 Reimbursement for services of affiliates           51,390              46,385

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the quarters ended February 29, 1996, and February 28, 1995:


                                  Occupancy for the Three Months Ended
                                 February 29, 1996    February 28, 1995


 Foxfire Apartments
     Atlanta, Georgia                     94%                96%

 Old Salem Apartments
     Charlottesville, Virginia            85%                94%

 Woodland Village Apartments
     Columbia, South Carolina             94%                94%

 Lake Johnson Mews
     Raleigh, North Carolina              95%                97%

 The Lexington Apartments
     Sarasota, Florida                    97%                97%

 Millhopper Village Apartments
     Gainesville, Florida                 99%                98%

 Tar River Estates
     Greenville, North Carolina           90%                91%



    The Corporate General Partner attributes the decrease in occupancy at Old Salem Apartments to the property billing utilities to the tenants. The Corporate General Partner believes occupancy will improve with the new tenants who will be willing to pay utilities in the near future.

    The Partnership's net income for the three months ended February 29, 1996, was $110,882. The Partnership reported net income of $214,956 for the three months ended February 28, 1995. The decrease in net income is primarily attributable to increased maintenance expense incurred by several of the properties due to the harsh winter. The properties had increased costs due to snow removal, grounds maintenance, and roof and gutter repairs due to damage caused by the winter storms. Additionally, all of the properties have started preparing for the spring and summer seasons which includes increased pool maintenance and grounds improvement costs. Offsetting the decrease in net income was a decrease in general and administrative expense as a result of decreased miscellaneous legal, tax and license fees.

    During the first quarter of 1995, the Partnership recorded a casualty gain resulting from a fire at Woodland Village Apartments to the roof and interiors of four units. The damage resulted in a gain of $31,949.

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

    At February 29, 1996, the Partnership reported unrestricted cash of $3,565,484 compared to $3,367,128 at February 28, 1995. Net cash provided by operating activities increased as a result of the net decrease in the use of cash for the payment and accrual of taxes. Net cash used to reduce accounts payable also decreased in 1996 as compared to 1995. Net cash used in investing activities increased as a result of a decrease in receipts from restricted escrows in 1996 as compared to 1995. Net cash used in financing activities decreased due a decrease in partners' distributions in 1996.

    The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

    The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $28,794,212, net of discount, is amortized over varying periods with required balloon payments ranging from January 1, 1997, to December 10, 2016, at which time the properties will either be refinanced or sold. The Corporate General Partner is currently assessing the feasibility of refinancing the mortgages encumbering Woodland Village, Lake Johnson Mews and Millhopper Village. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. During the first three months of 1996 the Partnership made no distributions. The Partnership anticipates making a distribution of approximately $500,000 during the second quarter of 1996. The Partnership made distributions of $252,036, for the corresponding period of 1995.




                        PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)    Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K filed during the first quarter ended February 29, 1996:

         None.









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



                                   SHELTER PROPERTIES V LIMITED PARTNERSHIP

                                   By: Shelter Realty V Corporation
                                       Corporate General Partner



                                   By:/s/William H. Jarrard, Jr.
                                      William H. Jarrard, Jr.
                                      President




                                   By:/s/Ronald Uretta
                                      Ronald Uretta
                                      Principal Financial Officer
                                      and Principal Accounting Officer


                                   Date: April 10, 1996