Form 10QSB
period 1996-05-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 1996-07-11
CIK 712753

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


                   For the quarterly period ended May 31, 1996

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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                  May 31, 1996



 Assets
    Cash:
       Unrestricted                                              $ 3,305,020
       Restricted--tenant security deposits                          391,984
    Accounts receivable                                               25,633
    Escrow for taxes and insurance                                   515,051
    Restricted escrows                                               735,430
    Other assets                                                     559,968
    Investment properties:
       Land                                      $ 4,241,860
       Buildings and related personal property    69,037,930
                                                  73,279,790
       Less accumulated depreciation             (35,895,416)     37,384,374

                                                                 $42,917,460

 Liabilities and Partners' (Deficit) Capital
 Liabilities
    Accounts payable                                             $   189,808
    Tenant security deposits                                         391,984
    Accrued taxes                                                    342,260
    Other liabilities                                                574,016
    Mortgage notes payable                                        28,606,370

 Partners' (Deficit) Capital
    General partners                             $  (309,583)
    Limited partners (52,538 units
       issued and outstanding)                    13,122,605      12,813,022

                                                                 $42,917,460

           See Accompanying Notes to Consolidated Financial Statements

b)                  SHELTER PROPERTIES V LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three Months Ended             Six Months Ended
                                           May 31,                       May 31,
                                     1996           1995           1996            1995
 Revenues:
    Rental income                 $2,972,767    $2,938,587      $5,973,022     $5,910,939
    Other income                     172,096       188,269         336,844        345,544
    Casualty gains                        --       181,845              --        213,794
       Total revenues              3,144,863     3,308,701       6,309,866      6,470,277

 Expenses:
    Operating                      1,007,657     1,020,967       1,992,731      1,978,009
    General and administrative       107,139       159,254         181,249        244,764
    Maintenance                      458,727       450,739         833,322        765,736
    Depreciation                     754,224       712,799       1,494,009      1,414,360
    Interest                         669,112       694,493       1,347,599      1,392,034
    Property taxes                   205,342       200,443         407,412        390,412
       Total expenses              3,202,201     3,238,695       6,256,322      6,185,315

       Net (loss) income          $  (57,338)   $   70,006      $   53,544     $  284,962

 Net (loss) income allocated
    to general partners (1%)      $     (573)   $      699      $      535     $    2,850
 Net (loss) income allocated
    to limited partners (99%)        (56,765)       69,307          53,009        282,112

                                  $  (57,338)   $   70,006      $   53,544     $  284,962

 Net (loss) income per limited
    partnership unit              $    (1.08)   $     1.32      $     1.01     $     5.37

           See Accompanying Notes to Consolidated Financial Statements


c)                  SHELTER PROPERTIES V LIMITED PARTNERSHIP

         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS'(DEFICIT) CAPITAL
                                   (Unaudited)


                                    Limited
                                  Partnership     General       Limited
                                     Units        Partners      Partners        Total
 Original capital contributions      52,538      $   2,000    $52,538,000   $52,540,000

 Partners' (deficit) capital
    at November 30, 1995             52,538      $(310,118)   $13,569,584   $13,259,466

 Distributions paid to partners                         --       (499,988)     (499,988)

 Net income for the six
    months ended May 31, 1996                          535         53,009        53,544

 Partners' (deficit) capital
    at May 31, 1996                  52,538      $(309,583)   $13,122,605   $12,813,022

           See Accompanying Notes to Consolidated Financial Statements


d)                  SHELTER PROPERTIES V LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Six Months Ended
                                                                May 31,
                                                          1996           1995
Cash flows from operating activities:
   Net income                                         $   53,544     $  284,962
   Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation                                    1,494,009      1,414,360
       Amortization of discounts and loan costs           69,676         82,804
       Casualty gains                                         --       (213,794)
       Change in accounts:
           Restricted cash                               (33,256)       (40,006)
           Accounts receivable                            15,797         (6,062)
           Escrows for taxes and insurance              (193,372)       136,935
           Other assets                                   80,175        (60,826)
           Accounts payable                             (256,030)      (104,764)
           Tenant security deposit liabilities            31,079         20,307
           Accrued taxes                                 145,923       (113,758)
           Other liabilities                             (11,475)        20,255

             Net cash provided by
                operating activities                   1,396,070      1,420,413

Cash flows from investing activities:
   Property improvements and replacements               (453,708)      (653,134)
   Deposits to restricted escrows investments            (54,731)       (52,379)
   Receipts from restricted escrows                       62,719        187,300
   Insurance proceeds from property damage                    --         13,974

             Net cash used in
                investing activities                    (445,720)      (504,239)

Cash flows from financing activities:
   Payments on mortgage notes payable                   (401,483)      (366,861)
   Partners' distributions                              (499,988)      (252,036)

             Net cash used in
                financing activities                    (901,471)      (618,897)

Net increase in cash                                      48,879        297,277

Cash at beginning of period                            3,256,141      3,245,424
Cash at end of period                                 $3,305,020     $3,542,701
Supplemental disclosure of cash flow
      information:
   Cash paid for interest                             $1,277,923     $1,309,230

           See Accompanying Notes to Consolidated Financial Statements

d)                  SHELTER PROPERTIES V LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                   (Unaudited)



SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Property Damage

Accounts receivable and accounts payable were adjusted by $360,268 and $62,831, respectively, at May 31, 1995, for non-cash amounts in connection with property damage. Also, buildings and improvements and accumulated depreciation were adjusted by $146,340 and $62,697, respectively, in connection with the property damage which resulted in a casualty gain.

           See Accompanying Notes to Consolidated Financial Statements

e)                  SHELTER PROPERTIES V LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended November 30, 1995.

Cash and Cash Equivalents:

Unrestricted - Unrestricted cash includes cash on hand and in banks, money market funds and Certificates of Deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

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


Note B - Reconciliation of Cash Flows - continued



                                                   For the Six Months Ended
                                                            May 31,
                                                     1996            1995

 Net cash provided by operating activities        $1,396,070      $1,420,413
    Payments on mortgage notes payable              (401,483)       (366,861)
    Property improvements and replacements          (453,708)       (653,134)
    Change in restricted escrows, net                  7,988         134,921
    Changes in reserves for net operating
     liabilities                                     221,159         147,919
    Insurance proceeds from property damage               --          13,974
    Additional reserves                             (771,000)       (735,000)
         Net cash used in operations              $     (974)     $  (37,768)


The General Partner reserved an additional $771,000 at May 31, 1996, to fund continuing capital improvements and prepare for the possible refinancings of Woodland Village, Lake Johnson Mews and Millhopper Village. In 1995 the General Partner believed it to be in the best interest of the Partnership to reserve an additional $735,000 to fund continuing capital improvements at the seven properties.


Note C - Transactions with Affiliated Parties

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


                                                       For the Six Months Ended
                                                                May 31,
                                                         1996            1995

 Property management fees                              $313,187        $307,558
 Reimbursement for services of affiliates               104,218         102,750

Note C - Transactions with Affiliated Parties - continued

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

Note D - Contingencies

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

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners' interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the partnerships, all in violation of the federal securities laws.


Note D - Contingencies - continued

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by Affiliated Purchaser, of which approximately $2,084,000 is Shelter Properties V's portion; waiver by the Shelter Properties Partnership's general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants.

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of notice and the terms of settlement, the court approved the settlement. If no appeal is taken within thirty days, the settlement will become effective. No class member appeared at the hearing to oppose the settlement and thus it appears that an appeal is unlikely. While approximately 60 unit holders opted out of the settlement, no more than 1% of the unit holders in any one of the Partnerships opted out.

Note E - Casualty Gains

The Partnership recorded a casualty gain during 1995 resulting from a fire at Woodland Village Apartments to the roof and interiors of four units. The damage resulted in a gain of $31,761 arising from proceeds from the Partnership's insurance carrier of $73,056 which exceeded the basis of the property plus expenses to replace the roof and interiors damaged. The Partnership also recorded a casualty gain at Old Salem Apartments resulting from a fire in the basement and interiors of nine units located within the same building. The damage resulted in a gain of $182,033 arising from proceeds from the Partnership's insurance carrier of $284,743 which exceeded the basis of the property plus expenses to replace the interiors of the building damaged.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the quarters ended May 31, 1996 and 1995:


                                                 Average
                                                Occupancy
                                            1996          1995

 Foxfire Apartments
     Atlanta, Georgia                       94%           96%

 Old Salem Apartments
     Charlottesville, Virginia              83%           92%

 Woodland Village Apartments
     Columbia, South Carolina               92%           94%

 Lake Johnson Mews
     Raleigh, North Carolina                95%           98%

 The Lexington Apartments
     Sarasota, Florida                      96%           96%

 Millhopper Village Apartments
     Gainesville, Florida                   98%           98%

 Tar River Estates
     Greenville, North Carolina             88%           90%


The Corporate General Partner attributes the decrease in occupancy at Old Salem Apartments to the property billing utilities to the tenants. The Corporate General Partner believes occupancy will improve with the new tenants who will be willing to pay utilities in the near future. The Corporate General Partner attributes the decrease in occupancy at Lake Johnson Mews to new construction in the local area.

The Partnership's net income for the six months ended May 31, 1996, was $53,544 with the second quarter having a net loss of $57,338. The Partnership reported net income of $284,962 and $70,006 for the corresponding periods of 1995. The decrease in net income for the six months and the increase in net loss for the three months ended May 31, 1996, is primarily due to the casualty gains of $213,794 recorded in 1995 which resulted from fires at Woodland Village and Old Salem Apartments. Also, other income decreased during the second quarter of 1996 as lease cancellation and cleaning and damage fees decreased as a result of tenants fulfilling lease obligations. Partially offsetting the decrease in income for the six months ended May 31, 1996, was a decrease in general and administrative expense due to a decrease in cost associated with the tender offers in 1995.

The Partnership recorded a casualty gain during 1995 resulting from a fire to the roof and interiors of four units at Woodland Village Apartments. The damage resulted in a gain of $31,761 arising from proceeds from the Partnership's insurance carrier of $73,056 which exceeded the basis of the property plus expenses to replace the roof and interiors damaged. The Partnership also recorded a casualty gain at Old Salem Apartments resulting from a fire in the basement and interiors of nine units located within the same building. The damage resulted in a gain of $182,033 arising from proceeds from the Partnership's insurance carrier of $284,743 which exceeded the basis of the property plus expenses to replace the interiors of the building damaged.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

At May 31, 1996, the Partnership reported unrestricted cash of $3,305,020 compared to $3,542,701 at May 31, 1995. Net cash provided by operating activities decreased as a result of the increase in the use of cash for accounts payable due to timing of payments to vendors. Net cash used in investing activities decreased as a result of a decrease in property improvements and replacements due to costs incurred as a result of the casualties in 1995. Offsetting this decrease was a decrease in net receipts from restricted escrows and insurance proceeds in 1996 as compared to 1995. Net cash used in financing activities increased due to an increase in partners' distributions and principal payments on mortgage notes payable in 1996.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $28,606,370, net of discount, is amortized over varying periods with required balloon payments ranging from January 1, 1997, to December 10, 2016, at which time the properties will either be refinanced or sold. The Corporate General Partner is currently assessing the feasibility of refinancing the mortgages encumbering Woodland Village, Lake Johnson Mews and Millhopper Village. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. During the six months ended May 31, 1996 and 1995, the Partnership made distributions of $499,988 and $252,036.


                        PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEDURES

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

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the partnerships, all in violation of the federal securities laws.

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by Affiliated Purchaser, of which approximately $2,084,000 is Shelter Properties V's portion; waiver by the Shelter Properties Partnership's general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants.

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of notice and the terms of settlement, the court approved the settlement. If no appeal is taken within thirty days, the settlement will become effective. No class member appeared at the hearing to oppose the settlement and thus it appears that an appeal is unlikely. While approximately 60 unit holders opted out of the settlement, no more than 1% of the unit holders in any one of the Partnerships opted out.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    a)    Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    b)    Reports on Form 8-K filed during the quarter ended May 31, 1996:
          None.


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


                                   Date:  July 11, 1996