Form 10QSB
period 1996-08-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 1996-10-11
CIK 712753

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


                For the quarterly period ended August 31, 1996

                                       or

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


ITEM 1.FINANCIAL STATEMENTS



a)                SHELTER PROPERTIES V LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                August 31, 1996



Assets
  Cash:
     Unrestricted                                               $ 3,450,334
     Restricted--tenant security deposits                           380,924
  Accounts receivable                                                38,597
  Escrow for taxes and insurance                                    419,025
  Restricted escrows                                                730,008
  Other assets                                                      663,482
  Investment properties:
     Land                                     $  4,241,860
     Buildings and related personal property    69,458,050
                                                73,699,910
     Less accumulated depreciation             (36,665,648)      37,034,262

                                                                $42,716,632

Liabilities and Partners' (Deficit) Capital

Liabilities
  Accounts payable                                              $   215,418
  Tenant security deposits                                          380,924
  Accrued taxes                                                     341,868
  Other liabilities                                                 713,980
  Mortgage notes payable                                         28,415,305

Partners' (Deficit) Capital
  General partners                            $   (311,221)
  Limited partners (52,538 units
     issued and outstanding)                     12,960,358      12,649,137
                                                                $42,716,632


          See Accompanying Notes to Consolidated Financial Statements

b)               SHELTER PROPERTIES V LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                    Three Months Ended           Nine Months Ended
                                        August 31,                   August 31,
                                    1996          1995           1996           1995
Revenues:
  Rental income                 $3,003,511    $2,875,849     $8,976,533     $8,786,788
  Other income                     208,076       168,812        544,920        514,356
  Casualty gains                        --            --             --        213,794
     Total revenues              3,211,587     3,044,661      9,521,453      9,514,938

Expenses:
  Operating                      1,059,019     1,009,852      3,051,750      2,987,861
  General and administrative        78,917       264,277        260,166        509,041
  Maintenance                      624,045       446,842      1,457,367      1,212,578
  Depreciation                     770,231       740,340      2,264,240      2,154,700
  Interest                         666,247       685,477      2,013,846      2,077,511
  Property taxes                   177,013       197,239        584,425        587,651
     Total expenses              3,375,472     3,344,027      9,631,794      9,529,342

     Net loss                   $ (163,885)   $ (299,366)    $ (110,341)    $  (14,404)

Net loss allocated to
  general partners (1%)         $   (1,639)   $   (2,994)    $   (1,103)    $     (144)
Net loss allocated to
  limited partners (99%)          (162,246)     (296,372)      (109,238)       (14,260)

                                $ (163,885)   $ (299,366)    $ (110,341)    $  (14,404)

Net loss per limited
  partnership unit              $    (3.08)   $    (5.64)    $    (2.07)    $     (.27)

          See Accompanying Notes to Consolidated Financial Statements

c)               SHELTER PROPERTIES V LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS'(DEFICIT) CAPITAL
                                  (Unaudited)

                                  Limited
                                Partnership     General       Limited
                                   Units        Partners      Partners        Total

Original capital contributions     52,538     $   2,000     $52,538,000    $52,540,000


Partners' (deficit) capital
  at November 30, 1995             52,538     $(310,118)    $13,569,584    $13,259,466

Distributions paid to partners                       --        (499,988)      (499,988)

Net loss for the nine months
  ended August 31, 1996                          (1,103)       (109,238)      (110,341)

Partners' (deficit) capital
  at August 31, 1996               52,538     $(311,221)    $12,960,358    $12,649,137

          See Accompanying Notes to Consolidated Financial Statements

d)                  SHELTER PROPERTIES V LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Nine Months Ended
                                                                 August 31,
                                                            1996           1995
Cash flows from operating activities:
  Net loss                                               $ (110,341)    $  (14,404)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                        2,264,240      2,154,700
      Amortization of discounts and loan costs              104,782        123,662
      Casualty gains                                            --        (213,794)
      Change in accounts:
         Restricted cash                                    (22,196)        (7,094)
         Accounts receivable                                  2,833        (16,681)
         Escrows for taxes and insurance                    (97,346)       136,150
         Other assets                                        11,060        122,946
         Accounts payable                                  (230,420)       258,979
         Tenant security deposit liabilities                 20,019         (5,955)
         Accrued taxes                                      145,531        (65,030)
         Other liabilities                                  128,489         64,415

           Net cash provided by operating activities      2,216,651      2,537,894

Cash flows from investing activities:
  Property improvements and replacements                   (873,828)    (1,479,936)
  Deposits to restricted escrows investments                (62,194)      (273,425)
  Receipts from restricted escrows                           75,605        273,913
  Insurance proceeds from property damage                        --         73,056

           Net cash used in investing activities           (860,417)    (1,406,392)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (608,403)      (556,662)
  Partners' distributions                                  (499,988)      (252,036)
   Loan Costs                                               (53,650)            --

           Net cash used in financing activities         (1,162,041)      (808,698)

Net increase in cash                                        194,193        322,804

Cash at beginning of period                               3,256,141      3,245,424
Cash at end of period                                   $ 3,450,334    $ 3,568,228
Supplemental disclosure of cash flow
    information:
  Cash paid for interest                                $ 1,908,706    $ 1,952,566

          See Accompanying Notes to Consolidated Financial Statements


 d)                  SHELTER PROPERTIES V LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                  (Unaudited)


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Property Damage

Accounts receivable and accounts payable were adjusted by $72,331 and $48,708, respectively, at August 31, 1995, for non-cash amounts in connection with property damage.


          See Accompanying Notes to Consolidated Financial Statements


e)                  SHELTER PROPERTIES V LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty V Corporation (the "Corporate General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended November 30, 1995.

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


                                               For the Nine Months Ended
                                                        August 31,
                                                 1996             1995

Net cash provided by operating activities    $2,216,651      $ 2,537,894
  Payments on mortgage notes payable           (608,403)        (556,662)
  Property improvements and replacements       (873,828)      (1,479,936)
  Change in restricted escrows, net              13,411              488
  Changes in reserves for net operating
   liabilities                                   42,030         (487,730)
  Insurance proceeds from property damage            --           73,056
  Additional reserves                          (800,000)        (250,000)
      Net cash used in operations            $  (10,139)      $ (162,890)



The Corporate General Partner reserved an additional $800,000 at August 31, 1996, to fund continuing capital improvements and to prepare for the possible refinancings of Woodland Village, Lake Johnson Mews and Millhopper Village. In 1995 the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $250,000 to fund continuing capital improvements at the seven properties.

Note C - Transactions with Affiliated Parties

The Partnership  has no  employees and  is dependent  on the  Corporate  General
Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees paid to affiliates of Insignia Financial Group, Inc., during the nine months ended August 31, 1996 and 1995, are included in operating expenses on the consolidated statement of operations and are reflected in the following table. The Corporate General Partner and its affiliates received reimbursements and fees as reflected in the following table:

                                            For the Nine Months Ended
                                                    August 31,
                                               1996            1995

Property management fees                      $468,908         $459,002
Reimbursement for services of affiliates       157,933          151,991



The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Corporate General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.


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

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of notice and the terms of settlement, the court orally approved the settlement. The court signed the formal order on July 30, 1996. No appeal was filed within thirty days after the court entered the formal order, and the settlement became effective on August 30, 1996. The Affiliated Purchaser made the payments to investors in accordance with the settlement in early September 1996.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the quarters ended August 31, 1996 and 1995:


                                       Average
                                      Occupancy
                                   1996       1995

Foxfire Apartments
   Atlanta, Georgia                94%         96%

Old Salem Apartments
   Charlottesville, Virginia       85%         89%

Woodland Village Apartments
   Columbia, South Carolina        92%         95%

Lake Johnson Mews
   Raleigh, North Carolina         94%         97%

The Lexington Apartments
   Sarasota, Florida               95%         94%

Millhopper Village Apartments
   Gainesville, Florida            98%         98%

Tar River Estates
   Greenville, North Carolina      85%         88%



The Corporate General Partner attributes the decrease in occupancy at Old Salem Apartments to the property billing utilities to the tenants. The Corporate General Partner believes occupancy will improve with the new tenants who will be willing to pay utilities in the near future. The Corporate General Partner attributes the decrease in occupancy at Woodland Village Apartments to inconveniences associated with exterior renovations to the property. Occupancy should increase as the renovations were completed in August 1996. The Corporate General Partner attributes the decrease in occupancy at Lake Johnson Mews and Tar River Estates to new construction in the local area.

The Partnership's net loss for the nine months ended August 31, 1996, was $110,341 with the third quarter having a net loss of $163,885. The Partnership reported net loss of $14,404 and $299,366 for the corresponding periods of 1995. The increase in net loss for the nine months ended August 31, 1996, is primarily due to an increase in maintenance expense in 1996 and the recognition of the casualty gains of $213,794 recorded in 1995 which resulted from fires at Woodland Village and Old Salem Apartments. The increase in maintenance expense is related to the repair of mansard roofs and major sewer replacement at Tar River Estates, parking lot repairs at Lexington Apartments, exterior renovations at Woodland Village Apartments, and additional ground care for all properties due to the harsh winter. Partially offsetting the increase in net loss for the nine months ended August 31, 1996, was a decrease in general and administrative expense due to a decrease in costs associated with the tender offers in 1995.

The decrease in net loss for the three months ended August 31, 1996, is related to an increase in other income and rental income. Other income increased due to Old Salem billing utilities to the tenants, interest rates rising for 1996 resulting in increased interest income, and additional administrative fees charged by Lake Johnson Mews. Rental income increased as a result of rental rate increases at all the Partnership's investment properties. General and administrative expense, as discussed above, and property tax expense decreased for the three months ended August 31, 1996. Property tax expense decreased due to the fact that Tar River Estates and Foxfire Apartments were re-assessed by their respective tax authorities resulting in a decrease in tax expense. Partially offsetting the decrease in net loss for the three months ended August 31, 1996, was an increase in repairs and maintenance discussed above.

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

At August 31, 1996, the Partnership reported unrestricted cash of $3,450,334 compared to $3,568,228 at August 31, 1995. Net cash provided by operating activities decreased as a result of the increase in the use of cash for accounts payable due to timing of payments to vendors. Also, cash provided by other assets decreased in 1996 due to the decrease in other receivables in 1995. Net cash used in investing activities decreased as a result of a decrease in property improvements and replacements due to costs incurred as a result of the casualties in 1995. Offsetting this decrease was a decrease in net receipts from restricted escrows and insurance proceeds in 1996 as compared to 1995. Net cash used in financing activities increased due to an increase in partners' distributions and principal payments on mortgage notes payable in 1996.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $28,415,305, net of discount, is amortized over varying periods with required balloon payments ranging from January 1, 1997, to December 10, 2016, at which time the properties will either be refinanced or sold. The Corporate General Partner is currently assessing the feasibility of refinancing the mortgages encumbering Woodland Village, Lake Johnson Mews and Millhopper Village. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. During the nine months ended August 31, 1996 and 1995, the Partnership made distributions of $499,988 and $252,036.


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

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of notice and the terms of settlement, the court orally approved the settlement. The court signed the formal order on July 30, 1996. No appeal was filed within thirty days after the court entered the formal order, and the settlement became effective on August 30, 1996. The Affiliated Purchaser made the payments to investors in accordance with the settlement in early September 1996.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


   a)   Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b)   Reports on Form 8-K filed during the quarter ended August 31, 1996:

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


                             Date:  October 11, 1996