Form 10KSB
period 1996-11-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 1997-02-28
CIK 712753

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(d)
                  (As last amended by 34-31905, eff. 4/26/93)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended November 30, 1996
                                       or

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

State issuer's revenues for its most recent fiscal year.  $12,861,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market Value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partners' belief that such trading would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated May 27, 1983 (included in Registration Statement, No. 2-81308, of Registrant) are incorporated by reference into Parts I and III.

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

The Registrant has no employees. Management and administrative services are performed by Shelter Realty V Corporation, the Corporate General Partner, and by Insignia Residential Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"), the ultimate parent company of the Corporate General Partner. Pursuant to a management agreement between them, Insignia Residential Group, L.P. provides property management services to the Registrant.

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

The following table sets forth the Registrant's investments in properties:

                             Date of
Property                     Purchase     Type of Ownership       Use

Foxfire Apartments           07/19/83   Fee ownership, subject  Apartment
 Atlanta, Georgia                       to first mortgage.      266 units

Old Salem Apartments         08/25/83   Fee ownership, subject  Apartment
 Charlottesville, Virginia              to first mortgage.      364 units

Woodland Village Apartments  09/01/83   Fee ownership, subject  Apartment
 Columbia, South Carolina               to first mortgage.      308 units

Lake Johnson Mews Apartments 09/30/83   Fee ownership, subject  Apartment
 Raleigh, North Carolina                to first mortgage.      201 units

The Lexington Apartments     10/31/83   Fee ownership, subject  Apartment
 Sarasota, Florida                      to first and second     267 units
                                        mortgages.

Millhopper Village Apartments11/22/83   Fee ownership, subject  Apartment
 Gainesville, Florida                   to first mortgage.      136 units

Tar River Estates            01/18/84   Fee ownership, subject  Apartment
 Greenville, North Carolina             to first and second     402 units
                                        mortgages.

Schedule of Properties:
    (in thousands)

                            Gross
                           Carrying  Accumulated                        Federal
 Property                   Value    Depreciation     Rate    Method   Tax Basis

 Foxfire Apts.             $ 10,253     $ 5,630     5-29 yrs    S/L     $  1,998
 Old Salem Apts.             15,624       8,018     5-28 yrs    S/L        2,963
 Woodland Village Apts.      11,858       5,963     5-30 yrs    S/L        2,464
 Lake Johnson Mews Apts.      8,094       3,907     5-30 yrs    S/L        1,810
 The Lexington Apts.          9,687       4,247     5-34 yrs    S/L        2,883
 Millhopper Village Apts.     5,493       2,820     5-29 yrs    S/L        1,119
 Tar River Estates           13,052       6,861     5-27 yrs    S/L        2,671

                           $ 74,061     $37,446                         $ 15,908


See "Note A" to the financial statements in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Mortgages:
    (in thousands)

                       Principal                                       Principal
                      Balance At     Stated                             Balance
                     November 30,   Interest    Period      Maturity    Due At
Property                 1996         Rate     Amortized      Date     Maturity

Foxfire
 1st Mortgage         $ 4,792          7.50%      (1)       02/01/99    $ 4,595

Old Salem
 1st Mortgage           6,629        10.375%      (2)       12/10/16         65

Woodland Village
 1st Mortgage           4,950          7.33%     none       11/01/03      4,950

Lake Johnson Mews
 1st Mortgage           4,350          7.33%     none       11/01/03      4,350

The Lexington
 1st Mortgage           3,617          7.60%      (3)       11/15/02      2,870
 2nd Mortgage             123          7.60%     none       11/15/02        123

Millhopper Village
 1st Mortgage           2,700          7.33%     none       11/01/03      2,700

Tar River Estates
 1st Mortgage           4,996          7.60%      (3)       11/15/02      3,965
 2nd Mortgage             169          7.60%     none       11/15/02        169

                       32,326
Less unamortized
 discounts               (442)

                      $31,884


(1) The principal balance is being amortized over 25 years with a balloon payment due February 1, 1999.
(2) The principal balance is being amortized over 300 months.
(3) The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.

On November 13, 1996, the Partnership refinanced the mortgage notes at Woodland Village, Lake Johnson Mews, and Millhopper Village. Gross proceeds from the refinancing were $12,000,000 of which approximately $8,053,000 was used to pay off the existing mortgage debts (including accrued interest and pre-payment penalties). The new notes require monthly interest only payments at a fixed interest rate of 7.33%, and have balloon payments due on November 1, 2003. The old debt carried fixed and variable interest rates ranging from 7.5% to 9.5% with maturities beginning in January 1997.

Average annual rental rate and occupancy for 1996 and 1995 for each property:

                                    Average Annual          Average Annual
                                     Rental Rates              Occupancy
                                   1996        1995        1996        1995

Foxfire                          $7,040       $6,392        94%         96%
Old Salem                         6,894        6,978        87%         88%
Woodland Village                  6,768        6,466        93%         95%
Lake Johnson Mews                 7,512        6,999        95%         97%
The Lexington                     7,346        7,133        96%         94%
Millhopper Village                7,342        7,089        97%         98%
Tar River Estates                 5,874        5,645        87%         89%


As noted under Item 1. "Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. The multifamily residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

Real estate taxes and rates in 1996 for each property were:

                                               1996           1996
                                              Billing         Rate

Foxfire                                     $ 94,551           4.15
Old Salem                                     85,000            .72
Woodland Village                             146,429          30.48
Lake Johnson Mews                             64,968           1.22
The Lexington                                172,780           2.59
Millhopper Village                            79,820           2.76
Tar River Estates                            130,238           1.40

Due to these properties having a fiscal year different than the real estate tax year, tax expense does not agree to the 1996 billing.

Item 3.  Legal Proceedings

The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr. is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an indirect subsidiary of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia.

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

                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders

During the fiscal year ended November 30, 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5. Market for the Registrant's Units of Limited Partnership and Related Partner Matters

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of November 30, 1996, there were 3,328 holders of record owning an aggregate of 52,538 Units.

Distributions of approximately $500,000 and $252,000 were made in 1996 and 1995, respectively. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales, and the availability of cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded an amount equal to $1,000 per apartment unit for each respective unit. Subsequent to year end, the Partnership paid a distribution of approximately $3.5 million.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership had a net loss for the year ended November 30, 1996, of approximately $482,000 and a net loss of approximately $342,000 for the corresponding period of 1995. The increase in net loss for the year ended November 30, 1996, is primarily due to an increase in maintenance expense in 1996 and the recognition in 1995 of casualty gains. The casualty gains, totaling approximately $214,000, were the result of fires at Woodland Village and Old Salem Apartments (both fires were covered by insurance). The increase in maintenance expense is due to the repair of mansard roofs, major sewer replacements, exterior painting, and the replacement of counter tops at Tar River; front entrance stucco repair and shrubbery replacement at Foxfire; vinyl siding replacement and the installation of water conservation devices at Woodland Village; exterior and interior painting at Old Salem; and exterior building repairs necessitated by hurricane damage as well as clubhouse renovations at Lake Johnson Mews. Additionally, all of the properties required additional ground care due to the unusually harsh winter. Partially offsetting the increase in maintenance expenses was a decrease in general and administrative expenses due to the decrease in 1996 of costs associated with the 1995 tender offers and subsequent lawsuits.

Included in maintenance expense is approximately $854,000 of major repairs and maintenance comprised of interior and exterior building expenses, painting, landscaping, and parking lot expenses.

The Partnership recorded a casualty gain during 1995 resulting from a fire to the roof and interiors of four units at Woodland Village Apartments. The damage resulted in a gain of approximately $32,000 arising from proceeds from the Partnership's insurance carrier of approximately $73,000 which exceeded the basis of the property plus expenses to replace the roof and interiors damaged. The Partnership also recorded a casualty gain at Old Salem Apartments resulting from a fire in the basement and interiors of nine units located within the same building. The damage resulted in a gain of approximately $182,000 arising from proceeds from the Partnership's insurance carrier of approximately $285,000 which exceeded the basis of the property plus expenses to replace the interiors of the damaged building.

For the year ended November 30, 1996, the Partnership recognized an extraordinary loss of approximately $84,000 in conjunction with the November mortgage refinancings. This loss is attributable to the write-off of the remaining balances of loan costs which were being amortized over the lives of the old mortgages, as well as pre-payment penalties associated with the early payoff of the old loans.

Management relies on the annual appraisals performed by outside appraisers to assess whether or not indicators of impairment exist with regard to the Partnership's investment properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property, which is stated on the books of the Partnership above the estimated value given in the appraisal, is compared to the undiscounted future cash flows attributable to that property. If such undiscounted future cash flows are not sufficient to recover the related property's carrying amount, such property is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by Management. For the years ended November 30, 1996 and 1995, no adjustments for the impairment of value were recorded.

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

Liquidity and Capital Resources

At November 30, 1996, the Partnership had unrestricted cash of approximately $6,108,000 compared to approximately $3,256,000 at November 30, 1995. Net cash provided by operating activities was comparable to that of 1995. Net cash used in investing activities increased in 1996 as a result of an increase in net deposits to restricted escrows coupled with a decrease in receipts from restricted escrows. In addition, insurance proceeds attributable to property damage were received in 1995 with no corresponding receipts in 1996. Partially offsetting these items was a decrease in capital expenditures in 1996. Net cash provided by financing activities increased due to the Partnership's refinancing of the mortgages encumbering Lake Johnson Mews, Woodland Village, and Millhopper Village in 1996, with no corresponding refinancing in 1995.

On November 13, 1996, the Partnership refinanced the mortgage notes at Woodland Village, Lake Johnson Mews, and Millhopper Village. Gross proceeds from the refinancing were $12,000,000 of which approximately $8,053,000 was used to pay off the existing mortgage debts (including accrued interest and pre-payment penalties). The new notes require monthly interest only payments at a fixed interest rate of 7.33%, and have balloon payments due on November 1, 2003. The old debt carried fixed and variable interest rates ranging from 7.5% to 9.5% with maturities beginning in January 1997. As a result of these refinancings, the Partnership recorded an extraordinary loss of approximately $84,000.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $31,884,000, net of discount, is amortized over varying periods with required balloon payments ranging from February 1, 1999, to December 10, 2016, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. During the years ended November 30, 1996, and 1995, the Partnership made distributions of $500,000 and $252,000, respectively. Subsequent to year-end, in January 1997, the Partnership made a distribution of approximately $3.5 million.


ITEM 7.  FINANCIAL STATEMENTS

SHELTER PROPERTIES V LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheet--November 30, 1996

Consolidated Statements of Operations--Years ended November 30, 1996 and 1995

Consolidated Statements of Changes in Partners' Capital (Deficit)--Years ended
       November 30, 1996 and 1995

Consolidated Statements of Cash Flows--Years ended November 30, 1996 and 1995

Notes to Consolidated Financial Statements


                      Report of Ernst & Young LLP, Independent Auditors


The Partners
Shelter Properties V Limited Partnership


We have audited the accompanying consolidated balance sheet of Shelter Properties V Limited Partnership as of November 30, 1996, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended November 30, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties V Limited Partnership as of November 30, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended November 30, 1996, in conformity with generally accepted accounting principles.


                                                    /s/ERNST & YOUNG LLP
                                                       Ernst & Young LLP



Greenville, South Carolina
January 20, 1997


                    SHELTER PROPERTIES V LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               November 30, 1996

Assets
  Cash:
     Unrestricted                                                           $ 6,108
     Restricted--tenant security deposits                                       371
  Accounts receivable                                                            26
  Escrow for taxes and insurance                                                413
  Restricted escrows                                                          1,285
  Other assets                                                                  890
  Investment properties: (Note B & E)
     Land                                                   $  4,242
     Buildings and related personal property                  69,819
                                                              74,061
     Less accumulated depreciation                           (37,446)        36,615

                                                                            $45,708

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                          $   368
  Tenant security deposits                                                      371
  Accrued taxes                                                                 268
  Other liabilities                                                             539
  Mortgage notes payable (Note B)                                            31,884

Partners' Capital (Deficit)
  General partner                                           $   (315)
  Limited partners (52,538 units
     issued and outstanding)                                  12,593         12,278

                                                                            $45,708

           See Accompanying Notes to Consolidated Financial Statements

                    SHELTER PROPERTIES V LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)

                                                 Years Ended November 30,
                                                    1996         1995
Revenues:
  Rental income                                   $12,144      $11,812
  Other income                                        717          672
  Casualty gains                                       --          214
                                                   12,861       12,698

Expenses:
  Operating                                         4,096        4,040
  General and administrative                          328          592
  Maintenance                                       2,326        1,960
  Depreciation                                      3,045        2,913
  Interest                                          2,686        2,758
  Property taxes                                      778          777
                                                   13,259       13,040

     Loss before extraordinary item                  (398)        (342)

Extraordinary item - loss on extinguishment
  of debt (Note B)                                    (84)          --

     Net loss (Note C)                            $  (482)     $  (342)

Net loss allocated to general partner (1%)        $    (5)     $    (3)
Net loss allocated to limited partners (99%)         (477)        (339)
                                                  $  (482)     $  (342)

Per limited partnership unit:
  Loss before extraordinary item                  $ (7.50)     $ (6.44)
  Extraordinary item                                (1.58)          --

Net loss per limited partnership unit             $ (9.08)     $ (6.44)


           See Accompanying Notes to Consolidated Financial Statements


                    SHELTER PROPERTIES V LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                         (in thousands, except unit data)

                                         Limited
                                       Partnership   General      Limited
                                          Units      Partners     Partners       Total
Original capital
  contributions                           52,538       $    2     $ 52,538      $52,540
Partners' (deficit) capital
  at November 30, 1994                    52,538       $ (305)    $ 14,159      $13,854
Distributions to Partners                                  (2)        (250)        (252)
Net loss for the year
  ended November 30, 1995                                  (3)        (339)        (342)
Partners' (deficit) capital
  at November 30, 1995                    52,538         (310)      13,570       13,260
Distributions to Partners                                  --         (500)        (500)
Net loss for the year
  ended November 30, 1996                                  (5)        (477)        (482)
Partners' (deficit) capital
  at November 30, 1996                    52,538       $ (315)    $ 12,593      $12,278

          See Accompanying Notes to Consolidated Financial Statements

                    SHELTER PROPERTIES V LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Years Ended November 30,
                                                                1996         1995
Cash flows from operating activities:
  Net loss                                                    $  (482)     $  (342)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation                                                3,045         2,913
    Amortization of discounts and loan costs                      143           164
    Casualty gains                                                 --          (214)
    Extraordinary item - loss on early
      extinguishment of debt                                       84            --
    Change in accounts:
      Restricted cash                                             (12)           17
      Accounts receivable                                          15           (23)
      Escrow for taxes and insurance                              (92)          309
      Other assets                                                (44)          (36)
      Accounts payable                                            (78)           44
      Tenant security deposit liabilities                          12           (29)
      Accrued taxes                                                72          (251)
      Other liabilities                                           (47)           30
       Net cash provided by operating activities                2,616         2,582

Cash flows from investing activities:
  Property improvements and replacements                       (1,235)       (1,966)
  Deposits to restricted escrows                                 (619)         (280)
  Receipts from restricted escrows                                 78           407
  Insurance proceeds from property damage                          --           288

       Net cash used in investing activities                   (1,776)       (1,551)

Cash flows from financing activities:
  Payments on mortgage notes payable                           (1,293)         (768)
  Repayment of mortgage notes payable                          (7,862)           --
  Proceeds from long-term borrowing                            12,000            --
  Loan costs                                                     (333)           --
  Partners' distributions                                        (500)         (252)
       Net cash provided by (used in)
         financing activities                                   2,012        (1,020)

Net increase in cash                                            2,852            11

Cash at beginning of period                                     3,256         3,245
Cash at end of period                                        $  6,108      $  3,256
Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $  2,562      $  2,590

          See Accompanying Notes to Consolidated Financial Statements

                      SHELTER PROPERTIES V LIMITED PARTNERSHIP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties V Limited Partnership (the "Partnership") was organized as a limited partnership under the laws of the State of South Carolina pursuant to a Certificate and Agreement of Limited Partnership filed August 21, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr., is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an indirect subsidiary of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia. The partnership agreement terminates December 31, 2023. The Partnership commenced operations on July 19, 1983, and completed its acquisition of apartment properties on January 18, 1984. The Partnership operates seven apartment properties located in the South and Southeast. At November 30, 1996, affiliates of Insignia own a total of 13,570 Units of the Partnership.

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

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement. The partnership agreement defines net cash from operations as revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to financial statements, whenever "net cash from operations" is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying statements of cash flows captioned "net cash provided by operating activities" to net cash from (used by) operations, as defined in the partnership agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                       Years Ended November 30,
                                                         1996        1995
                                                          (in thousands)

Net cash provided by operating activities              $ 2,616     $ 2,582
  Property improvements and replacements                (1,235)     (1,966)
  Payments on mortgage notes payable                    (1,293)       (768)
  Changes in reserves for net operating
    liabilities                                            174         (60)
  Changes in restricted escrows, net                      (541)        127
  Insurance proceeds from property damage                   --         288
  Additional operating reserves                             --        (205)

    Net cash used in operations                        $  (279)    $    (2)

The General Partner believed it to be in the best interest of the Partnership to reserve an additional $205,000 at November 30, 1995, to fund continuing capital improvements and to prepare for the refinancing of Woodland Village in 1996.

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

Undistributed Net Proceeds from Refinancing: At November 30, 1995, the Partnership had a balance of $2,785,000 of undistributed net proceeds from prior refinancings. As a result of the 1996 refinancings, the Partnership received an additional $3,064,000 in excess proceeds. As of November 30, 1996, the Partnership retained a balance of $5,849,000 in undistributed net proceeds from refinancings. A distribution was made in January 1997, however, of approximately $3,500,000, of which $3,064,000 represented proceeds from refinancings.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net losses as shown in the statements of operations and changes in partners' capital for 1996 and 1995 were allocated 99% to the limited partners and 1% to the general partners. Net loss per limited partnership unit for each such year was computed as 99% of net loss divided by 52,538 weighted average units outstanding.

Restricted Escrows:

      Capital Improvement Account - In conjunction with the 1996 refinancing of the mortgage notes encumbering Woodland Village, Lake Johnson Mews and Millhooper Village, capital improvement escrows totaling approximately $549,000 were established with a portion of the proceeds from the new notes.

      Reserve Account - At the time of the refinancing of The Lexington and Tar River Estates mortgage notes payable in 1992, a general reserve account was established with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until they equal $1,000 per apartment unit or $676,000 in total. The current balance is $696,000, which includes interest earned on these funds.

Escrows for Taxes and Insurance: Currently, these funds are held by the mortgagor for Foxfire. For Lake Johnson Mews, Tar River, The Lexington, Old Salem, Woodland Village and Millhopper, the escrows are held by the Partnership. All escrowed funds are designated for the payment of real estate taxes.

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations.
The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during 1996 and 1995 were approximately $174,000 and ($60,000), respectively, which amounts were determined by considering changes in the balances of restricted cash, accounts receivable, escrow for taxes and insurance, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the general partners expect to continue to adjust other reserves based on the net change in the aforementioned account balances.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984; 18 years for additions after March 15, 1984, and before May 9, 1985; and 19 years for additions after May 8, 1985; and before January 1, 1987; and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 7 years.

Present Value Discounts: Periodically, the Partnership incurs debt at below market rates for similar debt. Present value discounts are recorded on the basis of prevailing market rates and are amortized on an interest method over the life of the related debt.

Loan Costs: Loan costs are included in other assets and are being amortized on a straight-line basis over the life of the related loans. During 1996, in connection with the refinancing of Woodland Village, Lake Johnson Mews, and Millhopper Village, an additional $333,000 was capitalized.

Cash and Cash Equivalents:

       Unrestricted - Unrestricted cash includes cash on hand and in banks as well as Certificates of Deposit with original maturities less than 90 days, or other money market investments offering appropriate levels of liquidity. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

       Restricted Cash - tenant security deposits - The Partnership requires security deposits from lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates the apartment, provided that the unit has not been damaged, and rental payments are current.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, management finds it necessary to offer rental concessions during particularly slow periods, or in response to heavy competition from other complexes in the area. Concessions are charged to expense as incurred.

Investment Properties: The Partnership's investment properties consist of seven apartment complexes stated at cost. Prior to the fourth quarter of 1995, costs of apartment properties that were permanently impaired were written down to appraised value. The Corporate General Partner relied on the annual appraisals performed by outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances, the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly used are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which was stated on the books of the Partnership above the estimated value given in the appraisal was written down to the estimated value given by the appraiser. The appraiser assumed a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value was considered to be permanent by the Corporate General Partner.

As of November 30, 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the related asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of "FASB No. 121" did not have a material effect on the Partnership's financial statements. For the years ended November 30, 1996 and 1995, no adjustments for impairment of value were recorded.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $129,000 and $110,000 for the years ended November 30, 1996 and 1995, respectively.

Fair Value: During the first quarter of 1996, the Partnership adopted "FASB Statement No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate such value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to their short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Reclassifications: Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows (dollars in thousands):

                     Principal       Monthly                           Principal
                     Balance At      Payment      Stated                Balance
                    November 30,    Including    Interest   Maturity     Due At
 Property               1996        Interest       Rate       Date      Maturity

 Foxfire
  1st Mortgage        $ 4,792       $  37         7.50%    02/01/99       $4,595

 Old Salem
  1st Mortgage          6,629          65       10.375%    12/10/16           65

 Woodland Village
  1st Mortgage          4,950          30         7.33%    11/01/03        4,950

 Lake Johnson Mews
  1st Mortgage          4,350          27         7.33%    11/01/03        4,350

 The Lexington
  1st Mortgage          3,617          31         7.60%    11/15/02        2,870
  2nd Mortgage            123           1         7.60%    11/15/02          123

 Millhopper Village
  1st Mortgage          2,700          16         7.33%    11/01/03        2,700

 Tar River Estates
  1st Mortgage          4,996          43         7.60%    11/15/02        3,965
  2nd Mortgage            169           1         7.60%    11/15/02          169
                       32,326       $ 251
 Less unamortized
  discounts              (442)

                      $31,884

The Partnership exercised interest rate buy-down options for Tar River and The Lexington when the debt was refinanced, reducing the stated rate from 8.76% to 7.60%. The fee for the interest rate reduction amounted to approximately $677,000 and is being amortized as a loan discount on the interest method over the life of the loans. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

In addition, on November 13, 1996, the Partnership refinanced the mortgage notes at Woodland Village, Lake Johnson Mews, and Millhopper Village. Gross proceeds from the refinancing were $12,000,000 of which approximately $8,053,000 was used to pay off the existing mortgage debts (including accrued interest and pre-payment penalties). The new notes require monthly interest only payments at a fixed interest rate of 7.33%, and have balloon payments due on November 1, 2003. The old debt carried fixed and variable interest rates ranging from 7.5% to 9.5% with maturities beginning in January 1997. As a result of these refinancings, the Partnership recorded an extraordinary loss of approximately $84,000.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

The estimated fair value of the Partnership's aggregate debt is approximately $33,537,000. This estimate is not necessarily indicative of the amounts the Partnership might pay in actual market conditions.

Scheduled principal payments of mortgage notes payable subsequent to November 30, 1996, are as follows (in thousands):

            1997                            $    437
            1998                                 475
            1999                               5,025
            2000                                 451
            2001                                 490
       Thereafter                             25,448

                                             $32,326

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                                    1996         1995
 Net loss as reported                            $   (482)    $   (342)
 Add (deduct):
    Amortization of present value discounts            (5)          20
    Depreciation differences                       (1,015)      (1,019)
    Change in prepaid rental                          (82)          63
    Other                                             (11)          27
    Accrued legal expenses                           (124)         124
    Casualty gain not reported for taxes               --         (214)

 Federal taxable loss                            $ (1,719)    $ (1,341)
 Federal taxable loss per limited
     partnership unit                            $ (32.39)    $ (25.27)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

    Net assets as reported                              $ 12,278
    Buildings                                              6,667
    Accumulated depreciation                             (27,373)
    Syndication fees                                       6,746
    Other                                                    176
    Net assets - tax basis                              $ (1,506)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees paid to affiliates of Insignia during the years ended November 30, 1996 and 1995, are included in operating expenses on the consolidated statement of operations, and are reflected in the following table. Also presented are the aggregate amounts of reimbursements received by the Corporate General Partner and its affiliates for Partnership related expenditures (in thousands):

                                                     1996           1995

      Property management fees                       $632           $615
      Reimbursement for services
        of affiliates                                 238            200

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

A director of Insignia Financial Group, Inc. is affiliated with a professional legal association that received fees in connection with the 1996 refinancing of Woodland Village, Lake Johnson Mews, and Millhopper Village (see Note B). These fees totaled $36,000 and have been capitalized as loan costs.

Note E - Real Estate and Accumulated Depreciation


Investment Properties
    (in thousands)                                          Initial Cost
                                                           To Partnership

                                                            Buildings        Cost
                                                           and Related   Capitalized
                                                             Personal   Subsequent to
 Description                    Encumbrances       Land      Property    Acquisition
 Foxfire Apartments
   Atlanta, Georgia               $ 4,792         $  830      $ 9,122       $   301
 Old Salem Apartments
   Charlottesville, Virginia        6,629            654       12,664         2,306
 Woodland Village Apartments
   Columbia, South Carolina         4,950            605        9,135         2,118
 Lake Johnson Mews Apartments
   Raleigh, North Carolina          4,350            338        6,725         1,031
 The Lexington Apartments
   Sarasota, Florida                3,740          1,102        6,620         1,965
 Millhopper Village Apartments
   Gainesville, Florida             2,700            239        4,305           949
 Tar River Estates
   Greenville, North Carolina       5,165            474        9,985         2,593

      Totals                      $32,326         $4,242      $58,556       $11,263

                          Gross Amount At Which Carried
                             At November 30, 1996
                                (in thousands)

                                      Buildings
                                     And Related
                                       Personal          Accumulated       Date of        Date    Depreciable
  Description                  Land    Property   Total  Depreciation    Construction   Acquired   Life-Years
Foxfire
  Atlanta, Georgia           $  830   $ 9,423    $10,253    $ 5,630        1969-1971    07/19/83     5-29
Old Salem
  Charlottesville, Virginia     654    14,970     15,624      8,018        1969-1971    08/25/83     5-28
Woodland Village
  Columbia, South Carolina      605    11,253     11,858      5,963          1974       09/01/83     5-30
Lake Johnson Mews
  Raleigh, North Carolina       338     7,756      8,094      3,907        1972-1973    09/30/83     5-30
The Lexington
  Sarasota, Florida           1,102     8,585      9,687      4,247        1973-1982    10/31/83     5-34
Millhopper Village
  Gainesville, Florida          239     5,254      5,493      2,820        1970-1976    11/22/83     5-29
Tar River Estates
  Greenville, North Carolina    474    12,578     13,052      6,861        1969-1972    01/18/84     5-27

     Totals                  $4,242  $69,819     $74,061    $37,446
        >

Reconciliation of "Real Estate and Accumulated Depreciation":


                                         Years Ended November 30,
                                            1996          1995

 Real Estate
 Balance at beginning of year               $72,840     $ 71,196
         Property improvements                1,235        1,966
         Disposals of property                  (14)        (322)
 Balance at End of Year                     $74,061     $ 72,840

 Accumulated Depreciation
 Balance at beginning of year               $34,414     $ 31,704
         Additions charged to expense         3,045        2,913
         Disposals of property                  (13)        (203)
 Balance at end of year                     $37,446     $ 34,414

The aggregate cost of the real estate for Federal income tax purposes at November 30, 1996 and 1995, is approximately $80,727,000 and approximately $79,540,000. The accumulated depreciation taken for Federal income tax purposes at November 30, 1996 and 1995, is approximately $64,819,000 and $60,759,000.

Note F - Contingencies

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

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by Affiliated Purchaser, of which approximately $2,084,000 is Shelter Properties V's portion; waiver by the Shelter Properties Partnerships' general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants.

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

Note G - Gain On Casualty

The Partnership recorded a casualty gain in 1995 resulting from a fire at Woodland Village Apartments which damaged the roof and interiors of four units. The damage resulted in a gain of approximately $32,000 arising from proceeds from the Partnership's insurance carrier of approximately $73,000 which exceeded the basis of the property and expenses to replace the roof and interiors damaged. The Partnership also recorded a casualty gain at Old Salem Apartments resulting from a fire in the basement and interiors of nine units located within the same building. The damage resulted in a gain of approximately $182,000 arising from proceeds receivable from the Partnership's insurance carrier of approximately $285,000 which exceeded the basis of the property and expenses to replace the interiors of the building damaged.


                                    PART III

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

ITEM 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

Individual General Partner - N. Barton   Tuck, Jr., age 58, is the Individual
General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty V Corporation are set forth below. There are no family relationships between or among any officers or directors.


Name                               Age           Position

William H. Jarrard, Jr.            50            President and Director

Ronald Uretta                      40            Vice President and Treasurer

John K. Lines, Esq.                37            Vice President and Secretary

Kelley M. Buechler                 39            Assistant Secretary

Mr. Jarrard, who had previously served as Vice President, became President in August 1994. In June 1994, Mr. Lines became Vice President and Secretary and Ms. Buechler, who had previously held the position of Secretary, became Assistant Secretary.

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He has also served as Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

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

Kelley M. Buechler has been Assistant Secretary of the Corporate General Partner and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities with U. S. Shelter.

Item 10.  Executive Compensation

Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of November 30, 1996.


                                    Number
 Entity                            of Units     Percentage

 SP V Acquisition, LLC              13,470        25.64%
 High River Limited Partnership      6,407        12.20%


No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the partnership agreement governing the Partnership.

Item 12.  Certain Relationships and Related Transactions

The Individual General Partner and the Corporate General Partner received, collectively, no proceeds from the distribution made during the second quarter of 1996, except for the 100 Units which the Corporate General Partner is required to own. No cash distributions were made during the remainder of the year ended November 30, 1996. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading PROFITS AND LOSSES AND CASH DISTRIBUTIONS.

The Registrant has a property management agreement with Insignia Residential Group, L.P. pursuant to which Insignia Residential Group, L.P. has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia Residential Group, L.P. receives a property management fee equal to 5% of apartment revenues. During the fiscal year ended November 30, 1996, Insignia Residential Group, L.P. received approximately $632,000 in fees for property management.

For a more detailed description of the management fee that Insignia Management Group, L.P. is entitled to receive, see the material contained in the Prospectus under the heading CONFLICTS OF INTEREST - Property Management Services.

For a further description of payments made by the Registrant to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Registrant, see "Note D" of the financial statements included as part of this report.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits:

    Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


(b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1996:

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


                                  Date: February 28, 1997



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/William H. Jarrard, Jr.
William H. Jarrard, Jr.                          Date:  February 28, 1997
President

/s/Ronald Uretta
Ronald Uretta                                    Date:  February 28, 1997
Principal Financial
Officer and Principal
Accounting Officer


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

10(i)     Contracts related to acquisition of properties:

     (a) Purchase Agreement dated May 23, 1983, between CFC 1978 Partnership Cand U.S. Shelter Corporation to acquire Foxfire Apartments.*

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

(iii)Contracts related to refinancing of debt:

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

      (i) Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between Shelter Properties V Limited Partnership and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Woodland Village Apartments.

      (j) Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between Shelter Properties V Limited Partnership and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Lake Johnson Mews Apartments.

      (k) Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between Shelter Properties V Limited Partnership and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Millhopper Village Apartments.

22   Subsidiaries of the Registrant.

27   Financial Data Schedule.

99    (a) Prospectus of Registrant dated May 27, 1983 (included in Registration
          Statement No. 2-81308, of Registrant and incorporated herein by reference).

      (b) Agreement of Limited Partnership for New Shelter V, Limited Partnership between Shelter V GP Limited Partnership and Shelter V Limited Partnership entered into on October 21, 1992. (Filed as
          Exhibit 28 (b) to Form 10-KSB - Annual or Transitional Report filed February 26, 1993 and incorporated herein by reference.)

      (c) Agreement of Limited Partnership for Foxfire Apartments V Limited Partnership between Shelter V GP Limited Partnership and Shelter Properties V Limited Partnership entered into on September 13, 1992. (Filed as Exhibit 28 (c) to Form 10-KSB - Annual or Transitional Report filed February 26, 1993 and incorporated herein by reference.)