Form 10QSB
period 1997-02-28
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 1997-04-14
CIK 712753

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


                For the quarterly period ended February 28, 1997

                                       or

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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               February 28, 1997


Assets
  Cash:
     Unrestricted                                                $ 2,668
     Restricted--tenant security deposits                            363
  Accounts receivable                                                 28
  Escrows for taxes and insurance                                    324
  Restricted escrows                                               1,344
  Other assets                                                       795
  Investment properties:
    Land                                         $ 4,242
    Buildings and related personal property       70,089
                                                  74,331
    Less accumulated depreciation                (38,181)         36,150

                                                                 $41,672


Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                               $   173
  Tenant security deposits                                           363
  Accrued taxes                                                      145
  Other liabilities                                                  355
  Mortgage notes payable                                          31,795

Partners' Capital (Deficit)
  General partners                               $  (319)
  Limited partners (52,538 units
     issued and outstanding)                       9,160           8,841

                                                                 $41,672


          See Accompanying Notes to Consolidated Financial Statements

b)                   SHELTER PROPERTIES V LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except per unit data)


                                                  Three Months Ended
                                         February 28, 1997  February 29, 1996
Revenues:
 Rental income                               $3,108             $3,000
 Other income                                   210                165
   Total revenues                             3,318              3,165

Expenses:
 Operating                                      886                829
 General and administrative                      71                 74
 Property management fees                       164                156
 Maintenance                                    475                375
 Depreciation                                   735                740
 Interest                                       695                678
 Property taxes                                 209                202
   Total expenses                             3,235              3,054

   Net income                                $   83             $  111

Net income allocated to general
 partners (1%)                               $    1             $    1
Net income allocated to limited
 partners (99%)                                  82                110

                                             $   83             $  111

Net income per limited partnership unit      $ 1.56             $ 2.09

          See Accompanying Notes to Consolidated Financial Statements

c)                   SHELTER PROPERTIES V LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership  General   Limited
                                    Units    Partners   Partners   Total

Original capital contributions      52,538    $   2    $52,538   $52,540

Partners' (deficit) capital
  at November 30, 1996              52,538    $(315)   $12,593   $12,278

Net income for the three
  months ended February 28, 1997                  1         82        83

Partners' distributions paid                     (5)    (3,515)   (3,520)

Partners' (deficit) capital
  at February 28, 1997              52,538    $(319)   $ 9,160   $ 8,841

          See Accompanying Notes to Consolidated Financial Statements

d)                     SHELTER PROPERTIES V LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                       Three Months Ended
                                             February 28, 1997 February 29, 1996
Cash flows from operating activities:
  Net income                                   $    83            $  111
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                   735               740
    Amortization of discounts and loan costs        44                35
    Change in accounts:
      Restricted cash                                8                 5
      Accounts receivable                           (2)                9
      Escrows for taxes and insurance               90                20
      Other assets                                  82                58
      Accounts payable                            (195)             (190)
      Tenant security deposit liabilities           (8)               (7)
      Accrued taxes                               (123)              (59)
      Other liabilities                           (184)               --

         Net cash provided by
            operating activities                   530               722

Cash flows from investing activities:
  Property improvements and replacements          (270)             (209)
  Deposits to restricted escrows                   (59)               (6)

         Net cash used in
            investing activities                  (329)             (215)

Cash flows from financing activities:
  Payments on mortgage notes payable              (106)             (198)
  Loan costs paid                                  (15)               --
  Partners' distributions                       (3,520)               --

         Net cash used in
            financing activities                (3,641)             (198)

Net (decrease) increase in cash                 (3,440)              309

Cash at beginning of period                      6,108             3,256

Cash at end of period                          $ 2,668            $3,565

Supplemental disclosure of cash flow
    information:
  Cash paid for interest                       $   618            $  644


          See Accompanying Notes to Consolidated Financial Statements

e)                     SHELTER PROPERTIES V LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 28, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended November 30, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

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


                                              For the Three Months Ended
                                         February 28, 1997   February 29, 1996
                                                   (in thousands)


Net cash provided by operating activities      $ 530               $ 722
  Payments on mortgage notes payable            (106)               (198)
  Property improvements and replacements        (270)               (209)
  Change in restricted escrows, net              (59)                 (6)
  Changes in reserves for net operating
   liabilities                                   332                 163
  Additional reserves                           (500)               (500)
      Net cash used in operations              $ (73)              $ (28)



The General Partner reserved an additional $500,000 at February 28, 1997, to fund the capital improvement projects at the three November 1996 refinanced properties as required by the lender. Also, the General Partner reserved this amount to fund the continuing capital improvements and repairs at the four other properties. At February 29, 1996, the General Partner reserved an additional $500,000 to fund continuing capital improvements and prepare for the refinancings of Woodland Village, Lake Johnson Mews and Millhopper Village.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with Insignia Financial Group, Inc. and its affiliates in 1997 and 1996 are as follows (in thousands):


                                               For the Three Months Ended
                                         February 28, 1997    February 29, 1996



Property management fees                        $164              $156
Reimbursement for services of affiliates          79                51


Included in "Reimbursement for services of affiliates" for the three months ended February 28, 1997, is approximately $30,000 in reimbursements for construction oversight costs.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the quarters ended February 28, 1997, and February 29, 1996:


                                   Occupancy for the Three Months Ended
                                    February 28, 1997 February 29, 1996

Foxfire Apartments
  Atlanta, Georgia                        90%                94%

Old Salem Apartments
  Charlottesville, Virginia               92%                85%

Woodland Village Apartments
  Columbia, South Carolina                89%                94%

Lake Johnson Mews
  Raleigh, North Carolina                 92%                95%

The Lexington Apartments
  Sarasota, Florida                       98%                97%

Millhopper Village Apartments
  Gainesville, Florida                    90%                99%

Tar River Estates
  Greenville, North Carolina              93%                90%



The Corporate General Partner attributes the decrease in occupancy at Foxfire Apartments to evictions and move-outs due to local gang violence. Occupancy increased at Old Salem Apartments due to improved leasing programs in 1997 as compared to 1996. The decrease in occupancy at Woodland Village Apartments and at Millhopper Village Apartments is primarily due to tenants purchasing homes in the area. The decrease in occupancy at Lake Johnson Mews is attributed to new apartment construction in the area which has resulted in increased competition. The occupancy at Tar River Estates increased in response to a greater amenity package at the complex as compared to that of the local competition.

The Partnership's net income for the three months ended February 28, 1997, was approximately $83,000, as compared to net income of approximately $111,000 for the corresponding period in 1996. The decrease in net income is primarily due to an increase in maintenance expenses at six of the Partnership's seven properties. The majority of this increase is due to extensive landscape improvements at Foxfire and Lake Johnson Mews including sod and new landscape timbers. In addition, all of the exterior patios and balconies were repaired at Lexington Green as a preventative measure. Partially offsetting the increase in maintenance expenses was an increase in other income, comprised primarily of an increase in utility collections and lease cancellation fees.

Included in maintenance expense in 1997 is approximately $138,000 of major repairs and maintenance comprised primarily of interior and exterior building improvements, major landscaping, as well as painting expenses.

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

At February 28, 1997, the Partnership reported unrestricted cash of approximately $2,668,000 compared to approximately $3,565,000 at February 29, 1996. Net cash provided by operating activities decreased as a result of decreases in other liabilities and accrued taxes. Net cash used in investing activities increased due to an increase in deposits to restricted escrows for the three months ended February 28, 1997, which were required as part of the 1996 refinancings and an increase in capital expenditures for the three months ended February 28, 1997. Net cash used in financing activities increased as a result of the distribution which was made in the first quarter of 1997.

As required by the 1996 refinancings of Woodland Village, Lake Johnson Mews and Millhopper Village, certain capital improvements will be performed in 1997. These projects include repaving and restriping the parking lots, resurfacing the pools, exterior painting, new roofs, floor covering replacement, appliance replacement and various ADA conversions. These projects will be funded out of the capital reserve accounts. The Partnership has no material capital programs scheduled to be performed in 1997 at the other four properties, although certain routine capital and maintenance expenditures have been budgeted. These expenditures will be incurred only if cash is available from operations.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $31,795,000, net of discount, is amortized over varying periods with required balloon payments ranging from February 1, 1999, to December 10, 2016, at which time the properties will either be refinanced or sold. During the first three months of 1997 the Partnership made a distribution of approximately $3,520,000. The Partnership made no distributions during the corresponding period of 1996. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.

                            PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)  Exhibits:

      Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b) Reports on Form 8-K filed during the first quarter ended February 28, 1997:

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



                             SHELTER PROPERTIES V LIMITED PARTNERSHIP

                             By: Shelter Realty V Corporation
                                 Corporate General Partner



                             By: /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President



                             By: /s/Ronald Uretta
                                 Ronald Uretta
                                 Principal Financial Officer
                                 and Principal Accounting Officer


                             Date:  April 14, 1997