Form 10QSB
period 1997-05-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 1997-07-07
CIK 712753

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


                 For the quarterly period ended May 31, 1997

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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)
                                  May 31, 1997



Assets
  Cash:
     Unrestricted                                                $ 3,190
     Restricted--tenant security deposits                            395
  Accounts receivable                                                 26
  Escrow for taxes and insurance                                     443
  Restricted escrows                                               1,127
  Other assets                                                       859
  Investment properties:
    Land                                          $  4,242
    Buildings and related personal property         70,438
                                                    74,680
    Less accumulated depreciation                  (38,929)       35,751

                                                                 $41,791

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                               $   140
  Tenant security deposits                                           395
  Accrued taxes                                                      305
  Other liabilities                                                  374
  Mortgage notes payable                                          31,703

Partners' Capital (Deficit)                       $   (319)
  General partners
  Limited partners (52,538 units
       issued and outstanding)                       9,193         8,874

                                                                 $41,791


          See Accompanying Notes to Consolidated Financial Statements

b)                  SHELTER PROPERTIES V LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except per unit data)



                                   Three Months Ended     Six Months Ended
                                        May 31,               May 31,
                                   1997        1996       1997      1996
Revenues:
  Rental income                   $3,163     $2,973      $6,271    $5,973
  Interest income                     40         51          97        97
  Other income                       190        121         343       240
     Total revenues                3,393      3,145       6,711     6,310

Expenses:
  Operating                        1,147      1,001       2,197     1,986
  General and administrative          96        107         167       181
  Maintenance                        473        465         948       840
  Depreciation                       747        754       1,482     1,494
  Interest                           694        670       1,389     1,348
  Property taxes                     203        205         412       407
     Total expenses                3,360      3,202       6,595     6,256

     Net (loss) income            $   33     $  (57)     $  116    $   54

Net (loss) income allocated to
  general partners (1%)           $   --     $   (1)     $    1    $    1
Net (loss) income allocated to
  limited partners (99%)              33        (56)        115        53
                                  $   33     $  (57)     $  116    $   54

Net (loss) income per limited
  partnership unit                $ 0.63     $(1.08)     $ 2.19    $ 1.01

          See Accompanying Notes to Consolidated Financial Statements


c)                        SHELTER PROPERTIES V LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                        (Unaudited)
                             (in thousands, except unit data)


                                 Limited
                               Partnership General   Limited
                                  Units    Partners Partners    Total

Original capital contributions   52,538     $   2    $52,538   $52,540

Partners' (deficit) capital
  at November 30, 1996           52,538      (315)    12,593    12,278

Net income for the six
  months ended May 31, 1997          --         1        115       116

Partners' distributions paid         --        (5)    (3,515)   (3,520)

Partners' (deficit) capital
  at May 31, 1997                52,538     $(319)   $ 9,193   $ 8,874


                See Accompanying Notes to Consolidated Financial Statements

d)                      SHELTER PROPERTIES V LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                     (in thousands)


                                                      Six Months Ended
                                                           May 31,
                                                       1997      1996
Cash flows from operating activities:
  Net income                                         $   116    $   54
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                       1,482     1,494
    Amortization of discounts and loan costs              89        69
    Change in accounts:
      Restricted cash                                    (24)      (33)
      Accounts receivable                                 (1)       15
      Escrows for taxes and insurance                    (29)     (193)
      Other assets                                       (12)       80
      Accounts payable                                  (227)     (256)
      Tenant security deposit liabilities                 24        31
      Accrued taxes                                       37       146
      Other liabilities                                 (165)      (11)

         Net cash provided by operating activities     1,290     1,396

Cash flows from investing activities:
  Property improvements and replacements                (619)     (454)
  Deposits to restricted escrows investments            (123)      (55)
  Receipts from restricted escrows                       280        63

         Net cash used in investing activities          (462)     (446)

Cash flows from financing activities:
  Payments on mortgage notes payable                    (214)     (401)
  Loan costs paid                                        (12)       --
  Partners' distributions                             (3,520)     (500)

         Net cash used in financing activities        (3,746)     (901)

Net increase in cash                                  (2,918)       49

Cash at beginning of period                            6,108     3,256
Cash at end of period                                $ 3,190    $3,305
Supplemental disclosure of cash flow information:
  Cash paid for interest                             $ 1,266    $1,278

          See Accompanying Notes to Consolidated Financial Statements

e)                    SHELTER PROPERTIES V LIMITED PARTNERSHIP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended November 30, 1996.

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


                                                     Six Months Ended
                                                         May 31,
                                                      1997    1996
                                                     (in thousands)


Net cash provided by operating activities         $ 1,290     $1,396
  Payments on mortgage notes payable                 (214)      (401)
  Property improvements and replacements             (619)      (454)
  Change in restricted escrows, net                   157          8
  Changes in reserves for net operating
   liabilities                                        398        221
  Additional reserves                              (1,015)      (771)
      Net cash used in operations                 $    (3)    $   (1)

The Corporate General Partner reserved an additional $1,015,000 at May 31, 1997, to fund the capital improvement projects at Woodland Village, Lake Johnson Mews and Millhopper Village as required pursuant to the terms of the refinancings in November 1996. Also, the Corporate General Partner reserved this amount to fund the continuing capital improvements and repairs at the four other properties.
At May 31, 1996, the Corporate General Partner reserved an additional $771,000 to fund continuing capital improvements and prepare for the refinancings of Woodland Village, Lake Johnson Mews and Millhopper Village.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with Insignia Financial Group, Inc. and its affiliates were incurred in 1997 and 1996 (in thousands):


                                                  For the Six Months Ended
                                                          May 31,
                                                     1997         1996

Property management fees                           $330           $313
Reimbursement for services of affiliates            156            104

Included in "Reimbursement for services of affiliates" for the six months ended May 31, 1997, is approximately $39,000 in reimbursements for construction oversight costs.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the quarters ended May 31, 1997 and 1996:


                                                      Average
                                                     Occupancy
                                               1997            1996

Foxfire Apartments
  Atlanta, Georgia                              92%            94%

Old Salem Apartments
  Charlottesville, Virginia                     94%            83%

Woodland Village Apartments
  Columbia, South Carolina                      87%            92%

Lake Johnson Mews
  Raleigh, North Carolina                       93%            95%

The Lexington Apartments
  Sarasota, Florida                             97%            96%

Millhopper Village Apartments
  Gainesville, Florida                          93%            98%

Tar River Estates
  Greenville, North Carolina                    92%            88%

The Corporate General Partner attributes the increase in occupancy at Old Salem Apartments as a result of management's intensified marketing efforts. The decrease in occupancy at Woodland Village Apartments is primarily due to tenants purchasing homes in the area. The decrease in occupancy at Lake Johnson Mews is attributed to new apartment construction in the area which has resulted in increased competition. The occupancy at Tar River Estates increased in response to a greater amenity package at the complex as compared to that of the local competition. The decrease in occupancy at Millhopper Village Apartments is due to aggressive rental rate increases which are now being slightly offset by concessions.

The Partnership's net income for the six months ended May 31, 1997, was approximately $116,000 with the second quarter having net income of approximately $33,000. The Partnership reported net income of approximately $54,000 and a net loss of approximately $57,000 for the corresponding periods of 1996. The increases in net income were due to increased rental rates at all of the investment properties and increased occupancy at three of the seven investment properties. Also contributing to the increase in net income were increases in other income due to increased collection of utilities and lease cancellation fees as a result of an increased effort by management. Partially offsetting the increases in net income were increases in operating expense and maintenance expense for the three and six month periods ended May 31, 1997. The increase in maintenance expense occurred at six of the seven properties within the Partnership. The majority of the increase resulted from extensive landscaping improvements at Foxfire and Lake Johnson Mews that included sod and new landscaping timbers. These improvements were done in an effort to improve curb appeal and increase occupancy at these two properties. In addition to the landscaping, the exterior patios and balconies were also repaired at Lexington Apartments. The increase in operating expense was due to increased concessions and advertising at five of the seven investment properties in hopes of maintaining or improving current occupancy levels.

Included in maintenance expense in 1997 and 1996 are approximately $233,000 and $157,000, respectively, of major repairs and maintenance comprised mainly exterior building improvements, major landscaping and exterior painting expenses.

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

At May 31, 1997, the Partnership reported unrestricted cash of approximately $3,190,000 compared to approximately $3,305,000 at May 31, 1996. Net cash provided by operating activities decreased as a result of decreases in accrued taxes and other liabilities due to the timing of payments to taxing authorities and vendors. Net cash used in investing activities remained consistent with the prior year. However, capital expenditures increased by approximately $165,000, which was offset by increased net receipts from restricted escrows. Net cash used in financing activities increased as a result of the distribution which was made in the first quarter of 1997.

As required by the 1996 refinancings of Woodland Village, Lake Johnson Mews and Millhopper Village, certain improvements will be performed in 1997. These projects include repaving and restriping the parking lots, resurfacing the pools, exterior painting, new roofs, floor covering replacement, appliance replacement and various ADA conversions. These projects will be funded out of the capital reserve accounts. The Partnership has no material capital programs scheduled to be performed in 1997 at the other four properties, although certain routine capital and maintenance expenditures have been budgeted.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $31,703,000, net of discount, is amortized over varying periods with required balloon payments ranging from February 1, 1999, to December 10, 2016, at which time the properties will either be refinanced or sold. During the first six months of 1997 the Partnership made a distribution of approximately $3,520,000. The Partnership made no distributions during the corresponding period of 1996. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.

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


                             Date:  July 7, 1997