Form 10QSB
period 1997-08-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 1997-09-22
CIK 712753

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended August 31, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from.........to.........

                        Commission file number 0-11574


                   SHELTER PROPERTIES V LIMITED PARTNERSHIP
      (Exact name of small business issuer as specified in its charter)


         South Carolina                                  57-0721855
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

     One Insignia Financial Plaza
      Greenville, South Carolina                            29602
(Address of principal executive offices)                  (Zip Code)

                  (Issuer's telephone number) (864) 239-1000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  .  No      .

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                    SHELTER PROPERTIES V LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)
                                August 31, 1997


Assets
  Cash:
     Unrestricted                                           $ 3,527
     Restricted--tenant security deposits                       377
  Accounts receivable                                            84
  Escrow for taxes and insurance                                449
  Restricted escrows                                          1,189
  Other assets                                                  857
  Investment properties:
    Land                                        $  4,242
    Buildings and related personal property       70,747
                                                  74,989
    Less accumulated depreciation                (39,688)    35,301

                                                            $41,784

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                          $   141
  Tenant security deposits                                      377
  Accrued taxes                                                 363
  Other liabilities                                             410
  Mortgage notes payable                                     31,609

Partners' Capital (Deficit)                     $   (319)
  General partners
  Limited partners (52,538 units
       issued and outstanding)                     9,203      8,884

                                                            $41,784


          See Accompanying Notes to Consolidated Financial Statements


b)                        SHELTER PROPERTIES V LIMITED PARTNERSHIP

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)
                           (in thousands, except per unit data)



                                  Three Months Ended    Nine Months Ended
                                      August 31,            August 31,
                                   1997      1996        1997       1996
Revenues:
  Rental income                   $3,210    $3,004     $ 9,481     $8,977
  Interest income                     48        45         145        142
  Other income                       164       163         507        403
     Total revenues                3,422     3,212      10,133      9,522

Expenses:
  Operating                        1,083     1,060       3,280      3,046
  General and administrative         109        79         276        260
  Maintenance                        569       624       1,517      1,464
  Depreciation                       760       770       2,242      2,264
  Interest                           691       666       2,080      2,014
  Property taxes                     200       177         612        584
     Total expenses                3,412     3,376      10,007      9,632

     Net (loss) income            $   10    $ (164)    $   126     $ (110)

Net (loss) income allocated to
  general partners (1%)           $   --    $   (2)    $     1     $   (1)
Net (loss) income allocated to
  limited partners (99%)              10      (162)        125       (109)
                                  $   10    $ (164)    $   126     $ (110)

Net (loss) income per limited
  partnership unit                $ 0.19    $(3.08)    $  2.38     $(2.07)


                See Accompanying Notes to Consolidated Financial Statements

c)                 SHELTER PROPERTIES V LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership  General   Limited
                                   Units    Partners   Partners    Total

Original capital contributions   52,538      $   2     $52,538     $52,540

Partners' (deficit) capital
  at November 30, 1996           52,538      $(315)    $12,593     $12,278

Net income for the nine months
  ended August 31, 1997              --          1         125         126

Partners' distributions paid         --         (5)     (3,515)     (3,520)

Partners' (deficit) capital
  at August 31, 1997             52,538      $(319)    $ 9,203     $ 8,884

                See Accompanying Notes to Consolidated Financial Statements


d)                      SHELTER PROPERTIES V LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                    (in thousands)


                                                       Nine Months Ended
                                                          August 31,
                                                       1997       1996
Cash flows from operating activities:
  Net income (loss)                                  $   126     $ (110)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                       2,242       2,264
    Amortization of discounts and loan costs             135         105
    Change in accounts:
      Restricted cash                                     (6)        (22)
      Accounts receivable                                (53)         (3)
      Escrows for taxes and insurance                    (36)        (97)
      Other assets                                       (41)         11
      Accounts payable                                  (227)       (231)
      Tenant security deposit liabilities                  6          20
      Accrued taxes                                       94         146
      Other liabilities                                 (129)        128

         Net cash provided by operating activities     2,111       2,211

Cash flows from investing activities:
  Property improvements and replacements                (928)       (874)
  Deposits to restricted escrows investments            (184)        (62)
  Receipts from restricted escrows                       280          76

         Net cash used in investing activities          (832)       (860)

Cash flows from financing activities:
  Payments on mortgage notes payable                    (324)       (608)
  Loan costs paid                                        (12)        (54)
  Partners' distributions                             (3,520)       (500)

         Net cash used in financing activities        (3,856)     (1,162)

Net (decrease) increase in cash                       (2,577)        189

Cash at beginning of period                            6,104       3,247
Cash at end of period                                $ 3,527     $ 3,436

Supplemental disclosure of cash flow information:
  Cash paid for interest                             $ 1,912     $ 1,909


          See Accompanying Notes to Consolidated Financial Statements

e)                    SHELTER PROPERTIES V LIMITED PARTNERSHIP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty V Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended August 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended November 30, 1996.

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


                                                   Nine Months Ended
                                                       August 31,
                                                    1997        1996
                                                     (in thousands)

Net cash provided by operating activities         $ 2,111     $2,211
  Payments on mortgage notes payable                 (324)      (608)
  Property improvements and replacements             (928)      (874)
  Change in restricted escrows, net                    96         14
  Changes in reserves for net operating
   liabilities                                        392         48
  Additional reserves                              (1,347)      (800)
      Net cash used in operations                 $    --     $   (9)


The Corporate General Partner reserved an additional $1,347,000 at August 31, 1997. A distribution of approximately $750,000 will be made in the fourth quarter of 1997. Also, the Corporate General Partner reserved this amount to fund the continuing capital improvements and repairs at the four other properties. At August 31, 1996, the Corporate General Partner reserved an additional $800,000 to fund continuing capital improvements and prepare for the refinancings of Woodland Village, Lake Johnson Mews and Millhopper Village.

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

                                                For the Nine Months Ended
                                                       August 31,
                                                     1997        1996

Property management fees                           $499           $469
Reimbursement for services of affiliates            170            129

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


NOTE D - MORTGAGE NOTES PAYABLE

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

NOTE E - DISTRIBUTION TO PARTNERS

In January 1997, the Partnership distributed approximately $3,520,000 to the partners. The limited partners received approximately $3,515,000 ($66.91 per limited partnership unit) and the general partners received approximately $5,000. Of the approximately $3,520,000 distribution, approximately $3,064,000 was from refinancing proceeds and the remaining was from operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the quarters ended August 31, 1997 and 1996:

                                                      Average
                                                     Occupancy
                                                 1997          1996

Foxfire Apartments
  Atlanta, Georgia                               92%           94%

Old Salem Apartments
  Charlottesville, Virginia                      93%           85%

Woodland Village Apartments
  Columbia, South Carolina                       90%           92%

Lake Johnson Mews
  Raleigh, North Carolina                        94%           94%

The Lexington Apartments
  Sarasota, Florida                              96%           95%

Millhopper Village Apartments
  Gainesville, Florida                           95%           98%

Tar River Estates
  Greenville, North Carolina                     91%           85%

The Corporate General Partner attributes the increase in occupancy at Old Salem Apartments to exterior renovations and the refurbishment of the swimming pool at the property. The increase in occupancy at Tar River Estates is a result of management's intensified marketing efforts.

The Partnership's net income for the three and nine month periods ended August 31, 1997, was approximately $10,000 and $126,000, respectively, compared to net losses of approximately $164,000 and $110,000, respectively, for the same periods of 1996. The change from net loss to net income is primarily attributable to increased rental rates at all of the investment properties and increased occupancy at three of the seven investment properties. Also contributing to the increase in net income were increases in other income due to increased collection of utilities at Old Salem Apartments and lease cancellation fees at The Lexington, Millhopper Village and Lake Johnson Mews. Partially offsetting the increases in net income were increases in operating, general and administrative, and tax expenses. The increase in operating expense is due to increased concessions and advertising at Millhopper Village and Lake Johnson Mews in hopes of maintaining or improving current occupancy levels. The increase in general and administrative expense is due to an increase in partnership administrative cost reimbursements. The increase in tax expense is due to overall increases in the yearly real estate tax assessments at The Lexington Apartments.

Included in maintenance expense for the period ended August 31, 1997, is approximately $328,000 of major repairs and maintenance comprised of major landscaping, exterior building improvements, and exterior painting. For the nine months ended August 31, 1996, maintenance expense included approximately $333,000 of major repairs and maintenance comprised of exterior building improvements, major landscaping, and parking lot repairs.

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

At August 31, 1997, the Partnership reported unrestricted cash of approximately $3,527,000 compared to approximately $3,436,000 at August 31, 1996. Net cash provided by operating activities decreased as a result of decreases in other liabilities due to the timing of payments to vendors. Net cash used in investing activities decreased due to increased net receipts from restricted escrows. Net cash used in financing activities increased as a result of the distribution which was made in the first quarter of 1997.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $31,609,000, net of discount, is amortized over varying periods with required balloon payments ranging from February 1, 1999, to December 10, 2016, at which time the properties will either be refinanced or sold. During the nine months ended August 31, 1997 and 1996, the Partnership made distributions of approximately $3,520,000 and $500,000, respectively. The Partnership anticipates making a distribution during the fourth quarter of 1997. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.

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


                             Date:  September 22, 1997