Form 10KSB
period 1997-11-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 1998-02-26
CIK 712753

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                  For the fiscal year ended November 30, 1997
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

              For the transition period from..........to.........
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

State issuer's revenues for its most recent fiscal year.  $13,587,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market Value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

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

The real estate business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in this industry. The Registrant's seven investment properties are subject to competition from similar properties in the vicinity in which the properties are located. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.

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

Lake Johnson Mews Apartments    09/30/83   Fee ownership, subject  Apartment
 Raleigh, North Carolina                   to first mortgage.      201 units

The Lexington Apartments        10/31/83   Fee ownership, subject  Apartment
 Sarasota, Florida                         to first and second     267 units
                                           mortgages.

Millhopper Village Apartments   11/22/83   Fee ownership, subject  Apartment
 Gainesville, Florida                      to first mortgage.      136 units

Tar River Estates               01/18/84   Fee ownership, subject  Apartment
 Greenville, North Carolina                to first and second     402 units
                                           mortgages.

SCHEDULE OF PROPERTIES:
    (in thousands)


                           Gross
                         Carrying   Accumulated                      Federal
Property                   Value    Depreciation   Rate     Method  Tax Basis

Foxfire Apts.            $ 10,393   $ 5,994      5-29 yrs     S/L  $  1,561
Old Salem Apts.            15,977     8,676      5-28 yrs     S/L     2,482
Woodland Village Apts.     11,960     6,414      5-30 yrs     S/L     1,935
Lake Johnson Mews Apts.     8,195     4,226      5-30 yrs     S/L     1,441
The Lexington Apts.         9,821     4,607      5-34 yrs     S/L     2,511
Millhopper Village Apts.    5,578     3,051      5-29 yrs     S/L       900
Tar River Estates          13,329     7,496      5-27 yrs     S/L     2,176
                         $ 75,253   $40,464                        $ 13,006


See "Note A" to the financial statements in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
    (in thousands)


                    Principal                                    Principal
                    Balance At   Stated                           Balance
                   November 30, Interest    Period   Maturity     Due At
Property               1997       Rate     Amortized   Date      Maturity

Foxfire
 1st Mortgage      $ 4,704        7.50%      (1)     02/01/99     $ 4,595

Old Salem
 1st Mortgage        6,527      10.375%      (2)     12/10/16          65

Woodland Village
 1st Mortgage        4,950        7.33%     none     11/01/03       4,950

Lake Johnson Mews
 1st Mortgage        4,350        7.33%     none     11/01/03       4,350

The Lexington
 1st Mortgage        3,513        7.60%      (3)     11/15/02       2,870
 2nd Mortgage          123        7.60%     none     11/15/02         123

Millhopper Village
 1st Mortgage        2,700        7.33%     none     11/01/03       2,700

Tar River Estates
 1st Mortgage        4,853        7.60%      (3)     11/15/02       3,965
 2nd Mortgage          169        7.60%     none     11/15/02         169

                    31,889
Less unamortized
 discounts            (376)

                   $31,513


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

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                               Average Annual         Average Annual
                                Rental Rates             Occupancy
                            1997          1996        1997       1996

Foxfire                   $7,417        $7,040        92%         94%
Old Salem                  7,027         6,894        93%         87%
Woodland Village           7,072         6,768        91%         93%
Lake Johnson Mews          8,002         7,512        95%         95%
The Lexington              7,412         7,346        96%         96%
Millhopper Village         7,665         7,342        95%         97%
Tar River Estates          6,019         5,874        92%         87%


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

SCHEDULE OF REAL ESTATE TAXES AND RATES:
(dollar amounts in thousands)

                                     1997           1997
                                    Billing         Rate

Foxfire                             $108           4.02%
Old Salem                             82            .70%
Woodland Village                     146          30.33%
Lake Johnson Mews                     65           1.23%
The Lexington                        191           2.51%
Millhopper Village                    81           2.78%
Tar River Estates                    133           1.43%


These properties have a fiscal year different than the real estate tax year; therefore, tax expense does not agree to the 1997 billing.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Corporate General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

                                     PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended November 30, 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED PARTNER MATTERS

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of November 30, 1997, there were 3,300 holders of record owning an aggregate of 52,538 Units.

Distributions of approximately $4,276,000 and $500,000 were made in 1997 and 1996, respectively. A distribution payable of $750,000 was recorded at November 30, 1997 and was paid December 2, 1997. In addition, a distribution of refinancing proceeds of $554,000 was made in January 1998. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales, and the availability of cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded an amount equal to $1,000 per apartment unit for each respective unit.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership had net income for the year ended November 30, 1997, of approximately $234,000 and a net loss of approximately $482,000 for the corresponding period of 1996. The increase in net income for the year ended November 30, 1997, is primarily due to an increase in total revenues and a decrease in operating expenses. The increase in rental income is due to the increase in occupancy at Tar River and Old Salem and the increases in rental rates at all properties. Other income increased due to increases in lease cancellation fees at The Lexington and the collection of utilities from tenants at Old Salem. The decrease in operating expenses is due to a decrease in maintenance expenses. The decrease in maintenance expense is due to the repair of mansard roofs, major sewer replacements, exterior painting, and the replacement of counter tops at Tar River in 1996; vinyl siding replacement and the installation of water conservation devices at Woodland Village in 1996; exterior and interior painting at Old Salem; and exterior building repairs necessitated by hurricane damage, as well as clubhouse renovations at Lake Johnson Mews in 1996. Partially offsetting these decreases from 1996 maintenance expenses are increases in gutter repairs at Millhopper and increases in major landscaping and exterior painting at Lexington in 1997. The above decrease in operating expenses was partially offset by an increase in concessions offered at all of the properties except Old Salem and Lexington.

Included in operating expense for the twelve months ended November 30, 1997 is approximately $463,000 of major repairs and maintenance comprised primarily of gutter repairs, exterior building improvements and painting and major landscaping. Included in operating expense for the twelve months ended November 30, 1996 is approximately $854,000 of major repairs and maintenance comprised primarily of interior and exterior building expenses, painting, major landscaping and parking lot expenses.

Partially offsetting the increase in net income were increases in property taxes, general and administrative expense and interest expense. Property taxes increased due to an increase in the tax assessment at The Lexington Apartments. Interest expense increased due to the refinancing of Millhopper, Woodland Village and Lake Johnson Mews which increased the principal balances by approximately $4,000,000. General and administrative expenses increased due to increases in appraisal fees and partnership administrative cost reimbursements.

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

Liquidity and Capital Resources

At November 30, 1997, the Partnership had cash and cash equivalents of approximately $3,347,000 compared to approximately $6,103,000 at November 30, 1996. The net (decrease) increase in cash and cash equivalents for the years ended November 30, 1997 and 1996 is ($2,756,000) and $2,856,000, respectively.
Net cash provided by operating activities increased due to an increase in net income as discussed above, along with a decrease in receivables and deposits. Partially offsetting these increases was a decrease in accounts payable due to the timing of payments to vendors. Net cash used in investing activities decreased in 1997 as a result of a net decrease in restricted escrows and a decrease in capital expenditures. Net cash used in financing activities increased due to the Partnership's refinancing of the mortgages encumbering Lake Johnson Mews, Woodland Village, and Millhopper Village in 1996, with no corresponding refinancing in 1997 and an increase in partners' distributions.

On November 13, 1996, the Partnership refinanced the mortgage notes at Woodland Village, Lake Johnson Mews, and Millhopper Village. Gross proceeds from the refinancing were $12,000,000 of which approximately $8,053,000 was used to pay off the existing mortgage debts (including accrued interest). The new notes require monthly interest only payments at a fixed interest rate of 7.33%, and have balloon payments due on November 1, 2003. The old debt carried fixed and variable interest rates ranging from 7.5% to 9.5% with maturities beginning in January 1997. As a result of these refinancings, the Partnership recorded an extraordinary loss of approximately $84,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $31,513,000, net of discount, is amortized over varying periods with required balloon payments ranging from February 1, 1999, to November 1, 2003, at which time the properties will either be refinanced or sold. During the years ended November 30, 1997, and 1996, the Partnership made distributions of $4,276,000 and $500,000, respectively. At November 30, 1997, $750,000 was recorded as a distribution payable and was paid December 2, 1997. In addition, a distribution of refinancing proceeds of $554,000 was made in January 1998. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. A distribution was made in January 1998 of approximately $554,000 to the limited partners which represents a distribution of net proceeds from refinancing.

Year 2000

The Partnership is dependent upon the Corporate General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems.
The Corporate General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS


SHELTER PROPERTIES V LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS



Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet--November 30, 1997

Consolidated Statements of Operations--Years ended November 30, 1997 and 1996

Consolidated Statements of Changes in Partners' Capital (Deficit)--Years ended
       November 30, 1997 and 1996

Consolidated Statements of Cash Flows--Years ended November 30, 1997 and 1996

Notes to Consolidated Financial Statements










              Report of Ernst & Young LLP, Independent Auditors




The Partners
Shelter Properties V Limited Partnership


We have audited the accompanying consolidated balance sheet of Shelter Properties V Limited Partnership as of November 30, 1997, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended November 30, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties V Limited Partnership at November 30, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended November 30, 1997, in conformity with generally accepted accounting principles.



/s/ERNST & YOUNG LLP


Greenville, South Carolina
December 29, 1997

                    SHELTER PROPERTIES V LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               November 30, 1997






Assets
  Cash and cash equivalents                                            $ 3,347
  Receivables and deposits                                                 726
  Restricted escrows                                                     1,249
  Other assets                                                             795
  Investment properties:
     Land                                              $  4,242
     Buildings and related personal property             71,011
                                                         75,253
     Less accumulated depreciation                      (40,464)        34,789

                                                                       $40,906

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                     $   145
  Tenant security deposit liabilities                                      362
  Accrued property taxes                                                   208
  Other liabilities                                                        436
  Distribution payable                                                     750
  Mortgage notes payable                                                31,513

Partners' Capital (Deficit)
  General partners                                     $   (333)
  Limited partners (52,538 units
     issued and outstanding)                              7,825          7,492

                                                                       $40,906


           See Accompanying Notes to Consolidated Financial Statements


                    SHELTER PROPERTIES V LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                           Years Ended November 30,
                                                              1997           1996
Revenues:
  Rental income                                             $12,748        $12,144
  Other income                                                  839            717
    Total revenues                                           13,587         12,861

Expenses:
  Operating                                                   6,372          6,422
  General and administrative                                    372            328
  Depreciation                                                3,018          3,045
  Interest                                                    2,768          2,686
  Property taxes                                                823            778
    Total expenses                                           13,353         13,259

     Income (loss) before extraordinary item                    234           (398)

Extraordinary item - loss on extinguishment of debt              --            (84)

     Net income (loss)                                      $   234        $  (482)


Net income (loss) allocated to general partners (1%)        $     2        $    (5)
Net income (loss) allocated to limited partners (99%)           232           (477)
                                                            $   234        $  (482)

Per limited partnership unit:
  Income (loss) before extraordinary item                   $  4.42        $ (7.50)
  Extraordinary item                                             --          (1.58)

Net income (loss) per limited partnership unit              $  4.42        $ (9.08)

           See Accompanying Notes to Consolidated Financial Statements

                    SHELTER PROPERTIES V LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                         (in thousands, except unit data)

                                     Limited
                                   Partnership   General    Limited
                                      Units      Partners   Partners      Total

  Original capital contributions     52,538      $    2     $ 52,538    $52,540

  Partners' (deficit) capital
    at November 30, 1995             52,538      $ (310)    $ 13,570    $13,260

  Distributions to Partners              --          --         (500)      (500)

  Net loss for the year
    ended November 30, 1996              --          (5)        (477)      (482)

  Partners' (deficit) capital
    at November 30, 1996             52,538        (315)      12,593     12,278

  Distributions to Partners              --         (20)      (5,000)    (5,020)

  Net income for the year
    ended November 30, 1997              --           2          232        234

  Partners' (deficit) capital
    at November 30, 1997             52,538      $ (333)    $  7,825    $ 7,492

          See Accompanying Notes to Consolidated Financial Statements

                    SHELTER PROPERTIES V LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                       Years Ended November 30,
                                                           1997          1996
Cash flows from operating activities:
  Net income (loss)                                     $   234      $  (482)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation                                          3,018        3,045
    Amortization of discounts and loan costs                180          143
    Extraordinary item - loss on early
      extinguishment of debt                                 --           84
    Change in accounts:
      Receivables and deposits                              119          (44)
      Other assets                                          (37)          41
      Accounts payable                                     (223)         (78)
      Tenant security deposit liabilities                    (4)          14
      Accrued property taxes                                (60)          72
      Other liabilities                                    (108)         (51)
       Net cash provided by operating activities          3,119        2,744

Cash flows from investing activities:
  Property improvements and replacements                 (1,192)      (1,235)
  Net decrease (increase) in restricted escrows              36         (541)
       Net cash used in investing activities             (1,156)      (1,776)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (437)      (1,293)
  Repayment of mortgage notes payable                        --       (7,862)
  Proceeds from long-term borrowing                          --       12,000
  Prepayment penalty                                         --         (124)
  Loan costs                                                (12)        (333)
  Partners' distributions                                (4,270)        (500)
       Net cash (used in) provided by
         financing activities                            (4,719)       1,888

Net (decrease) increase in cash and cash equivalents     (2,756)       2,856

Cash and cash equivalents at beginning of period          6,103        3,247
Cash and cash equivalents at end of period             $  3,347     $  6,103

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $  2,556     $  2,562

Supplemental disclosure of non-cash activity:
  Distribution payable                                 $    750           --

          See Accompanying Notes to Consolidated Financial Statements


                    SHELTER PROPERTIES V LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Shelter Properties V Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina pursuant to a Certificate and Agreement of Limited Partnership filed August 21, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr., is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an indirect subsidiary of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia. The Partnership Agreement terminates December 31, 2023. The Partnership commenced operations on July 19, 1983, and completed its acquisition of apartment properties on January 18, 1984. The Partnership operates seven apartment properties located in the South and Southeast. At November 30, 1997, Insignia Properties L.P. owns a total of 20,119 Units of the Partnership.

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its two 99.99% owned partnerships. The General Partner of the consolidated partnership is Shelter Realty V Corporation. Shelter Realty V Corporation may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement defines net cash from operations as revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to financial statements, whenever "net cash from operations" is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying statements of cash flows captioned "net cash provided by operating activities" to net cash provided by (used in) operations, as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                  Years Ended November 30,
                                                   1997            1996
                                                       (in thousands)

Net cash provided by operating activities        $ 3,119          $ 2,744
  Property improvements and replacements          (1,192)          (1,235)
  Payments on mortgage notes payable                (437)          (1,293)
  Changes in reserves for net operating
    liabilities                                      313               46
  Changes in restricted escrows, net                  36             (541)
  Additional operating reserves                   (1,285)              --

    Net cash provided by (used in) operations    $   554          $  (279)


The General Partner believed it to be in the best interest of the Partnership to reserve an additional $1,285,000 at November 30, 1997, to fund continuing capital improvements and repairs.

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional net cash from operations for allocation purposes. Cash distributions of approximately $4,276,000 and $500,000 were made during the years December 30, 1997 and 1996, respectively. At November 30, 1997, $750,000 was recorded as a distribution payable and was paid December 2, 1997.

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

Undistributed Net Proceeds from Refinancing: At November 30, 1997, the Partnership had a balance of $2,785,000 of undistributed net proceeds from prior refinancings. A distribution was made in January 1998 of approximately $554,000 which represented proceeds from refinancing.

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. Accordingly, net income as shown in the statement of operations and changes in partners' capital (deficit) for 1997 was allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit was computed by dividing the net income allocated to the limited partners by 52,538 units outstanding.

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net loss as shown in the statements of operations and changes in partners' capital (deficit) for 1996 was allocated 99% to the limited partners and 1% to the general partners. Net loss per limited partnership unit was computed as 99% of net loss divided by 52,538 units outstanding.

Restricted Escrows:

      Capital Improvement Account - In conjunction with the 1996 refinancing of the mortgage notes encumbering Woodland Village, Lake Johnson Mews and Millhooper Village, capital improvement escrows totaling approximately $549,000 were established with a portion of the proceeds from the new notes. At November 30, 1997, this reserve totaled approximately $279,000.

         Replacement Reserve - As part of the 1996 refinancing, each property deposits per unit between $275 and $348 per year with the mortgage company to establish and maintain a Replacement Reserve designated for repairs and replacements at the properties. At November 30, 1997, this reserve totaled approximately $202,000.

      Reserve Account - At the time of the refinancing of The Lexington and Tar River Estates mortgage notes payable in 1992, a general reserve account was established with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until they equal $1,000 per apartment unit or $676,000 in total. At November 30, 1997, this reserve totaled approximately $726,000 which includes interest earned on these funds.

Escrows for Taxes and Insurance: Escrows for Foxfire are held by the mortgagor. Escrows for Lake Johnson Mews, Tar River, The Lexington, Old Salem, Woodland Village and Millhopper are held by the Partnership. All escrowed funds are designated for the payment of real estate taxes. These escrows totaling approximately $296,000 are included in receivable and deposits.

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations.
The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during 1997 and 1996 were approximately $307,000 and $170,000, respectively, which amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the general partners expect to continue to adjust other reserves based on the net change in the aforementioned account balances.

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

Loan Costs: Loan costs of approximately $1,026,000 less accumulated amortization of approximately $360,000 are included in other assets and are being amortized on a straight-line basis over the life of the related loans. During January 1997, in connection with the 1996 refinancing of Woodland Village, Lake Johnson Mews, and Millhopper Village, additional loan costs of $12,000 were capitalized.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days.
At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, management finds it necessary to offer rental concessions during particularly slow periods, or in response to heavy competition from other complexes in the area. Concessions are charged to expense as incurred.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended November 30, 1997 and 1996, no adjustments for impairment of value were recorded.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $165,000 and $129,000 for the years ended November 30, 1997 and 1996, respectively.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Reclassifications: Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable are as follows (dollars in thousands):


                       Principal    Monthly                       Principal
                      Balance At    Payment    Stated              Balance
                     November 30,  Including  Interest  Maturity   Due At
 Property                1997       Interest    Rate      Date    Maturity

 Foxfire
  1st Mortgage         $ 4,704       $  37      7.50%   02/01/99    $4,595

 Old Salem
  1st Mortgage           6,527          65    10.375%   12/10/16        65

 Woodland Village
  1st Mortgage           4,950          30      7.33%   11/01/03     4,950

 Lake Johnson Mews
  1st Mortgage           4,350          27      7.33%   11/01/03     4,350

 The Lexington
  1st Mortgage           3,513          31      7.60%   11/15/02     2,870
  2nd Mortgage             123           1      7.60%   11/15/02       123

 Millhopper Village
  1st Mortgage           2,700          16      7.33%   11/01/03     2,700

 Tar River Estates
  1st Mortgage           4,853          43      7.60%   11/15/02     3,965
  2nd Mortgage             169           1      7.60%   11/15/02       169
                        31,889       $ 251
 Less unamortized
  discounts               (376)

                       $31,513


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

In addition, on November 13, 1996, the Partnership refinanced the mortgage notes at Woodland Village, Lake Johnson Mews, and Millhopper Village. Gross proceeds from the refinancing were $12,000,000 of which approximately $8,053,000 was used to pay off the existing mortgage debts (including accrued interest and pre-payment penalties). The new notes require monthly interest only payments at a fixed interest rate of 7.33%, and have balloon payments due on November 1, 2003. The old debt carried fixed and variable interest rates ranging from 7.5% to 9.5% with maturities beginning in January 1997. As a result of these refinancings, the Partnership recorded an extraordinary loss of approximately $84,000, as of November 30, 1996.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to November 30, 1997, are as follows (in thousands):



             1998                                   $   475
             1999                                     5,025
             2000                                       451
             2001                                       490
             2002                                     7,628
       Thereafter                                    17,820
                                                    $31,889

NOTE C - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable loss (in thousands, except per unit data):


                                                   1997          1996
 Net income (loss) as reported                 $    234       $   (482)

 Add (deduct):
    Amortization of present value discounts          (2)            (5)
    Depreciation differences                     (1,077)        (1,015)
    Change in prepaid rental                         50            (82)
    Other                                           (39)           (11)
    Accrued legal expenses                           --           (124)

 Federal taxable loss                          $   (834)      $ (1,719)
 Federal taxable loss per limited
     partnership unit                          $ (15.72)      $ (32.39)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


    Net assets as reported                              $  7,492
    Buildings                                              6,667
    Accumulated depreciation                             (28,450)
    Syndication fees                                       6,746
    Other                                                    185
    Net assets - tax basis                              $ (7,360)

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

                                                         For the Years Ended
                                                            November 30,
                                                          1997         1996
      Property management fees (included in
        operating expenses)                            $670             $632
      Reimbursement for services of affiliates,
        including approximately $54,000 and
        $8,000 of construction oversight
        reimbursements in 1997 and 1996,
        respectively (included in general and
        administrative, operating expenses and
        investment properties)                          286              238

For the period of December 1, 1995 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations was not significant.

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

NOTE E - REAL ESTATE AND ACCUMULATED DEPRECIATION

 Investment Properties
    (in thousands)                               Initial Cost
                                                To Partnership

                                                     Buildings       Cost
                                                    and Related  Capitalized
                                                     Personal   Subsequent to
 Description                   Encumbrances   Land   Property    Acquisition

 Foxfire Apartments
   Atlanta, Georgia              $ 4,704    $  830   $ 9,122      $   441
 Old Salem Apartments
   Charlottesville, Virginia       6,527       654    12,664        2,659
 Woodland Village Apartments
   Columbia, South Carolina        4,950       605     9,135        2,220
 Lake Johnson Mews Apartments
   Raleigh, North Carolina         4,350       338     6,725        1,132
 The Lexington Apartments
   Sarasota, Florida               3,636     1,102     6,620        2,099
 Millhopper Village Apartments
   Gainesville, Florida            2,700       239     4,305        1,034
 Tar River Estates
   Greenville, North Carolina      5,022       474     9,985        2,870
      Totals                     $31,889    $4,242   $58,556      $12,455




                             Gross Amount At Which Carried
                                At November 30, 1997
                                   (in thousands)

                                      Buildings
                                     And Related
                                      Personal          Accumulated     Date of       Date    Depreciable
  Description                  Land   Property   Total  Depreciation  Construction  Acquired  Life-Years
Foxfire
  Atlanta, Georgia           $  830   $ 9,563   $10,393   $ 5,994       1969-1971   07/19/83    5-29
Old Salem
  Charlottesville, Virginia     654    15,323    15,977     8,676       1969-1971   08/25/83    5-28
Woodland Village
  Columbia, South Carolina      605    11,355    11,960     6,414         1974      09/01/83    5-30
Lake Johnson Mews
  Raleigh, North Carolina       338     7,857     8,195     4,226       1972-1973   09/30/83    5-30
The Lexington
  Sarasota, Florida           1,102     8,719     9,821     4,607       1973-1982   10/31/83    5-34
Millhopper Village
  Gainesville, Florida          239     5,339     5,578     3,051       1970-1976   11/22/83    5-29
Tar River Estates
  Greenville, North Carolina    474    12,855    13,329     7,496       1969-1972   01/18/84    5-27
     Totals                  $4,242   $71,011   $75,253   $40,464


Reconciliation of "Real Estate and Accumulated Depreciation":


                                                Years Ended November 30,
                                                  1997            1996
 Real Estate
 Balance at beginning of year                    $74,061        $72,840
         Property improvements                     1,192          1,235
         Disposals of property                        --            (14)
 Balance at end of Year                          $75,253        $74,061

 Accumulated Depreciation
 Balance at beginning of year                    $37,446        $34,414
         Additions charged to expense              3,018          3,045
         Disposals of property                        --            (13)
 Balance at end of year                          $40,464        $37,446


The aggregate cost of the real estate for Federal income tax purposes at November 30, 1997 and 1996, is approximately $81,920,000 and $80,727,000, respectively. The accumulated depreciation taken for Federal income tax purposes at November 30, 1997 and 1996, is approximately $68,914,000 and $64,819,000, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

Individual General Partner - N. Barton Tuck, Jr., age 59, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty V

Corporation are set forth below. There are no family relationships between or among any officers or directors.


     NAME OF INDIVIDUAL            POSITION                   AGE

     William H. Jarrard, Jr.       President/Director          51

     Ronald Uretta                 Vice President/Treasurer    41

     Martha L. Long                Controller                  38

     Daniel M. LeBey               Vice President/Secretary    32

     Robert D. Long, Jr.           Vice President              30

     Kelley M. Buechler            Assistant Secretary         40


William H. Jarrard, Jr. has been President and Director of the Corporate General Partner since August 1994. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Corporation since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Corporate General Partner since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the Corporate General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank in Greenville, South Carolina.

Robert D. Long, Jr. has been Vice President of the Corporate General Partner since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the Corporate General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Corporate General Partner since June 1996 and Assistant Secretary of Insignia since January 1991.


ITEM 10.  EXECUTIVE COMPENSATION

Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of November 30, 1997.


                                           Number
 Entity                                   of Units           Percentage

 Insignia Properties, L.P.                 20,119              38.29%

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the partnership agreement governing the Partnership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Individual General Partner and the Corporate General Partner received distributions of approximately $20,000 from operations as General Partner during the fiscal year ended November 30, 1997. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading PROFITS AND LOSSES AND CASH DISTRIBUTIONS.

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


                                                      For the Years Ended
                                                          November 30,
                                                       1997         1996
      Property management fees (included in
        operating expenses)                            $670         $632
      Reimbursement for services of affiliates,
        including approximately $54,000 and
        $8,000 of construction oversight
        reimbursements in 1997 and 1996,
        respectively (included in general and
        administrative, operating expenses and
        investment properties)                          286          238

For a more detailed description of the management fee that Insignia Management Group, L.P. is entitled to receive, see the material contained in the Prospectus under the heading CONFLICTS OF INTEREST - Property Management Services.

For the period of December 1, 1995 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations was not significant.

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


(b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 1997:

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



                                  SHELTER PROPERTIES V LIMITED PARTNERSHIP

                                  By:    Shelter Realty V Corporation
                                         Corporate General Partner


                                  By:    /s/William H. Jarrard, Jr.
                                         William H. Jarrard, Jr.
                                         President/Director


                                  Date:  February 26, 1998



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/William H. Jarrard, Jr.
William H. Jarrard, Jr.                  Date:  February 26, 1998
President/Director



/s/Ronald Uretta
Ronald Uretta                            Date:  February 26, 1998
Vice President/Treasurer

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