Form 10QSB
period 1998-02-28
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 1998-04-14
CIK 712753

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


                For the quarterly period ended February 28, 1998

                                       or

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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               February 28, 1998




Assets
  Cash and cash equivalents                                           $ 3,055
  Receivables and deposits                                                712
  Restricted escrows                                                    1,164
  Other assets                                                            709
  Investment properties:
    Land                                               $  4,242
    Buildings and related personal property              71,175
                                                         75,417
    Less accumulated depreciation                       (41,184)       34,233

                                                                      $39,873

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                    $   166
  Tenant security deposit liabilities                                     371
  Accrued property taxes                                                  141
  Other liabilities                                                       446
  Mortgage notes payable                                               31,415

Partners' Capital (Deficit)
  General partners                                     $  (329)
  Limited partners (52,538 units
     issued and outstanding)                             7,663          7,334

                                                                      $39,873


          See Accompanying Notes to Consolidated Financial Statements


b)                   SHELTER PROPERTIES V LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except per unit data)


                                                  Three Months Ended
                                                     February 28,
Revenues:                                        1998          1997
 Rental income                                  $3,284        $3,091
 Other income                                      203           210
   Total revenues                                3,487         3,301

Expenses:
 Operating                                       1,380         1,508
 General and administrative                        105            71
 Depreciation                                      720           735
 Interest                                          684           695
 Property taxes                                    201           209
   Total expenses                                3,090         3,218

   Net income                                   $  397        $   83

Net income allocated to general
 partners (1%)                                  $    4        $    1
Net income allocated to limited
 partners (99%)                                    393            82

                                                $  397        $   83

Net income per limited partnership unit         $ 7.48        $ 1.56

          See Accompanying Notes to Consolidated Financial Statements

c)                SHELTER PROPERTIES V LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                       Limited
                                     Partnership    General      Limited
                                        Units       Partners     Partners     Total
Original capital contributions        52,538        $   2       $52,538      $52,540

Partners' (deficit) capital
  at November 30, 1997                52,538        $(333)      $ 7,825      $ 7,492

Net income for the three
  months ended February 28, 1998          --            4           393          397

Distributions to partners                 --           --          (555)        (555)

Partners' (deficit) capital
 at February 28, 1998                 52,538        $(329)      $ 7,663      $ 7,334

           See Accompanying Notes to Consolidated Financial Statements

d)                 SHELTER PROPERTIES V LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Three Months Ended
                                                               February 28,
                                                            1998          1997

Cash flows from operating activities:
  Net income                                             $   397       $    83
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                             720           735
    Amortization of discounts and loan costs                  45            44
    Change in accounts:
      Receivables and deposits                                14           130
      Other assets                                            58            52
      Accounts payable                                        21          (198)
      Tenant security deposit liabilities                      9            (6)
      Accrued property taxes                                 (67)         (123)
      Other liabilities                                       10          (183)

         Net cash provided by operating activities         1,207           534

Cash flows from investing activities:
  Property improvements and replacements                    (164)         (270)
  Withdrawals from (deposits to) restricted escrows           85           (59)

         Net cash used in investing activities               (79)         (329)

Cash flows from financing activities:
  Payments on mortgage notes payable                        (115)         (106)
  Loan costs paid                                             --           (15)
  Partners' distributions                                 (1,305)       (3,520)

         Net cash used in financing activities            (1,420)       (3,641)

Net decrease in cash and cash equivalents                   (292)       (3,436)

Cash and cash equivalents at beginning of period           3,347         6,103
Cash and cash equivalents at end of period               $ 3,055       $ 2,667

Supplemental disclosure of cash flow
    information:
  Cash paid for interest                                 $   641       $   618


          See Accompanying Notes to Consolidated Financial Statements


e)                  SHELTER PROPERTIES V LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 28, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended November 30, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

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


                                                            Three Months Ended
                                                               February 28,
                                                            1998          1997
                                                              (in thousands)

Net cash provided by operating activities                  $1,207        $ 534
 Payments on mortgage notes payable                          (115)        (106)
 Property improvements and replacements                      (164)        (270)
 Change in restricted escrows, net                             85          (59)
 Changes in reserves for net operating
   liabilities                                                (45)         328
 Additional operating reserves                               (968)        (500)
      Net cash used in operations                          $   --        $ (73)



The General Partner reserved an additional $968,000 at February 28, 1998 to fund the continuing capital improvements and repairs at all of the properties.

The Corporate General Partner reserved an additional $500,000 at February 28, 1997, to fund capital improvement projects at the three November 1996 refinanced properties as required by the lender. Also, the Corporate General Partner reserved this amount to fund the continuing capital improvements and repairs at the four other properties.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with Insignia Financial Group, Inc. and its affiliates were incurred in 1998 and 1997:

                                                                   Three Months Ended
                                                                       February 28,
                                                                     1998      1997
                                                                      (in thousands)

Property management fees (included in operating expenses)           $174       $164
Reimbursement for services of affiliates including approximately
 $2,000 and $30,000 of construction oversight reimbursements in 1998 and 1997, respectively (included in general and
 administrative, operating expenses and investment properties)        70         79


For the period of December 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Corporate General Partner with an insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations was not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the quarters ended February 28, 1998 and 1997:


                                       Average Occupancy
                                        1998        1997

Foxfire Apartments
  Atlanta, Georgia                      94%         90%

Old Salem Apartments
  Charlottesville, Virginia             94%         92%

Woodland Village Apartments
  Columbia, South Carolina              91%         89%

Lake Johnson Mews
  Raleigh, North Carolina               95%         92%

The Lexington Apartments
  Sarasota, Florida                     97%         98%

Millhopper Village Apartments
  Gainesville, Florida                  95%         90%

Tar River Estates
  Greenville, North Carolina            98%         93%


The Corporate General Partner attributes the increase in occupancy at Old Salem Apartments to exterior renovations and the refurbishment of the swimming pool at the property. Exterior renovations are also the cause for increases in occupancy at Woodland Village Apartments, Lake Johnson Mews, and Millhopper Village Apartments. The increase in occupancy at Tar River Estates and Foxfire Apartments is a result of management's intensified marketing efforts.

Results of Operations

The Partnership's net income for the three months ended February 28, 1998, was approximately $397,000, as compared to net income of approximately $83,000 for the corresponding period in 1997. The increase in net income is primarily attributable to an increase in rental income and a decrease in operating expenses. The increase in rental income is due to the increase in average occupancy at six of the Partnership's seven properties. The decrease in operating expenses is due to a decrease in maintenance expenses due to preventative repairs to exterior patios and balconies which were performed at Lexington Green and extensive landscaping improvements at Foxfire, Lake Johnson Mews and Tar River Estates, all of which were performed in 1997. Offsetting the above increases in net income was an increase in general and administrative expenses, due to increases in audit fees and general partner reimbursements.

Included in operating expenses for the period ended February 28, 1998, is approximately $14,000 of major repairs and maintenance comprised primarily of swimming pool repairs and window coverings. For the period ended February 28, 1997 operating expenses included approximately $138,000 of major repairs and maintenance comprised primarily of exterior building repairs and major landscaping.

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

Liquidity and Capital Resources

At February 28, 1998, the Partnership had cash and cash equivalents of approximately $3,055,000 compared to approximately $2,667,000 at February 28, 1997. The net decrease in cash and cash equivalents for the three months ended February 28, 1998 and 1997 is $292,000 and $3,436,000, respectively. Net cash provided by operating activities increased due to the increase in net income as discussed above, along with increases in accounts payable, accrued property taxes, and other liabilities due to the timing of payments to creditors. Net cash used in investing activities decreased as a result of an increase in receipts from restricted escrows and a decrease in property improvements and replacements. Net cash used in financing activities decreased as a result of a decrease in partners' distributions.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $31,415,000, net of discount, is amortized over varying periods with required balloon payments ranging from February 1, 1999, to November 1, 2003, at which time the properties will either be refinanced or sold. During the first three months of 1998 the Partnership distributed approximately $1,305,000 to the partners, $750,000 of which was accrued at November 30, 1997. The remaining $555,000 was from refinancing proceeds and accordingly was distributed entirely to the limited partners. The Partnership made a distribution during the corresponding period of 1997 of $3,520,000, approximately $3,064,000 of which was from refinancing proceeds and the remaining was from operations. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


                            PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)  Exhibits:

      Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)  Reports on Form 8-K filed during the first quarter ended February 28,
      1998

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


                             Date:  April 14, 1998