Form 10QSB
period 1998-05-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 1998-07-13
CIK 712753

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

                 For the quarterly period ended May 31, 1998
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (864) 239-1000
                           Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X . No   .


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                    SHELTER PROPERTIES V LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)
                                  May 31, 1998

Assets
  Cash and cash equivalents                                  $ 3,848
  Receivables and deposits                                       928
  Restricted escrows                                           1,054
  Other assets                                                   642
  Investment properties:
    Land                                          $  4,242
    Buildings and related personal property         71,420
                                                    75,662
    Less accumulated depreciation                  (41,914)   33,748

                                                             $40,220

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                           $    86
  Tenant security deposit liabilities                            392
  Accrued property taxes                                         360
  Other liabilities                                              445
  Mortgage notes payable                                      31,315

Partners' Capital (Deficit)                       $   (326)
  General partners
  Limited partners (52,538 units
       issued and outstanding)                       7,948     7,622

                                                             $40,220

          See Accompanying Notes to Consolidated Financial Statements


b)                   SHELTER PROPERTIES V LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except per unit data)


                              Three Months Ended       Six Months Ended
                                    May 31,                 May 31,
                                1998       1997        1998        1997
Revenues:
  Rental income                $3,284     $3,107      $6,568      $6,198
  Other income                    230        230         433         440
     Total revenues             3,514      3,337       7,001       6,638

Expenses:
  Operating                     1,495      1,564       2,875       3,072
  General and administrative       97         96         202         167
  Depreciation                    730        747       1,450       1,482
  Interest                        685        694       1,369       1,389
  Property taxes                  219        203         420         412
     Total expenses             3,226      3,304       6,316       6,522

     Net income                $  288     $   33      $  685      $  116

Net income allocated to
  general partners (1%)        $    3     $   --      $    7      $    1
Net income allocated to
  limited partners (99%)          285         33         678         115
                               $  288     $   33      $  685      $  116

Net income per limited
  partnership unit             $ 5.42     $ 0.63      $12.90      $ 2.19

          See Accompanying Notes to Consolidated Financial Statements

c)
                    SHELTER PROPERTIES V LIMITED PARTNERSHIP
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Limited
                               Partnership  General    Limited
                                  Units     Partners   Partners     Total


Original capital contributions    52,538     $   2     $52,538     $52,540

Partners' (deficit) capital
  at November 30, 1997            52,538     $(333)    $ 7,825     $ 7,492

Net income for the six
  months ended May 31, 1998           --         7         678         685

Partners' distributions paid          --        --        (555)       (555)

Partners' (deficit) capital
  at May 31, 1998                 52,538     $(326)    $ 7,948     $ 7,622

          See Accompanying Notes to Consolidated Financial Statements


d)                   SHELTER PROPERTIES V LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                         Six Months Ended
                                                              May 31,
                                                         1998         1997
Cash flows from operating activities:
  Net income                                           $   685     $   116
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                         1,450       1,482
    Amortization of discounts and loan costs                90          89
    Change in accounts:
      Receivables and deposits                            (202)        (20)
      Other assets                                          97         (43)
      Accounts payable                                     (59)       (231)
      Tenant security deposit liabilities                   30          29
      Accrued property taxes                               152          37
      Other liabilities                                      9        (167)

         Net cash provided by operating activities       2,252       1,292

Cash flows from investing activities:
  Property improvements and replacements                  (409)       (619)
  Withdrawals from restricted escrows                      195         158

         Net cash used in investing activities            (214)       (461)

Cash flows from financing activities:
  Payments on mortgage notes payable                      (232)       (214)
  Loan costs paid                                           --         (12)
  Partners' distributions                               (1,305)     (3,520)

         Net cash used in financing activities          (1,537)     (3,746)

Net increase (decrease) in cash                            501      (2,915)

Cash and cash equivalents at beginning of period         3,347       6,103

Cash and cash equivalents at end of period             $ 3,848     $ 3,188

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $ 1,280     $ 1,266

          See Accompanying Notes to Consolidated Financial Statements

e)
                    SHELTER PROPERTIES V LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty V Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended November 30, 1997.

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
                                                   Six Months Ended
                                                        May 31,
                                                   1998          1997
                                                     (in thousands)

Net cash provided by operating activities        $ 2,252       $ 1,292
   Payments on mortgage notes payable               (232)         (214)
   Property improvements and replacements           (409)         (619)
   Change in restricted escrows, net                 195           158
   Changes in reserves for net operating
      liabilities                                    (27)          395
   Additional reserves                            (1,779)       (1,015)
         Net cash used in operations             $    --       $    (3)

At May 31, 1998, the Corporate General Partner reserved an additional $1,779,000 to fund continuing capital improvements and repairs at all of the properties.

At May 31, 1997, the Corporate General Partner reserved an additional $699,000 to fund capital improvement projects at the three properties refinanced in November 1996, as required by the lender, along with funding continuing capital improvements and repairs at the four other properties.

Note C - Transactions with Affiliated Parties

The Partnership  has no  employees and  is dependent  on the  Corporate  General
Partner and its affiliates for the management and administration of all partnership activities. The Corporate General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with Insignia Financial Group, Inc. and its affiliates were incurred in 1998 and 1997:
                                                               Six Months Ended
                                                                    May 31,
                                                                 1998     1997
                                                                (in thousands)

Property management fees (included in operating expenses)        $351      $330
Reimbursement for services of affiliates (included in general
 and administrative expenses and investment properties) (1)       126       156

(1) Included in "Reimbursements for Services of Affiliates" for 1998 and 1997 is
    approximately  $4,000   and  $39,000,  in  reimbursements  for  construction
    oversight costs.

For the period of December 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Corporate General Partner with an insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner, which receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Corporate General Partner of the Partnership.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the quarters ended May 31, 1998 and 1997:

                                            Average
                                           Occupancy
                                        1998       1997

Foxfire Apartments
  Atlanta, Georgia                       93%        92%

Old Salem Apartments
  Charlottesville, Virginia              94%        94%

Woodland Village Apartments
  Columbia, South Carolina               91%        87%

Lake Johnson Mews
  Raleigh, North Carolina                94%        93%

The Lexington Apartments
  Sarasota, Florida                      96%        97%

Millhopper Village Apartments
  Gainesville, Florida                   96%        93%

Tar River Estates
  Greenville, North Carolina             97%        92%

The Corporate General Partner attributes the increase in occupancy at Millhopper Village Apartments to exterior renovations. The increase in occupancy at Tar River Estates is attributable to a decrease in new construction in the submarket and to exterior and interior improvements completed over the last two years. The increase in occupancy at Woodland Village is a result of management's intensified marketing efforts.

Results of Operations

The Partnership's net income for the six months ended May 31, 1998, was approximately $685,000 compared to approximately $116,000 for the corresponding period in 1997. The Partnership reported net income of approximately $288,000 for the three months ended May 31, 1998, compared to net income of $33,000 for the corresponding period in 1997. The increase in net income is primarily attributable to an increase in rental income and a decrease in operating expenses. The increase in rental income is due predominately to the increase in average occupancy at five of the Partnership's seven properties. The decrease in operating expenses is due to a decrease in maintenance expenses due to preventative repairs to exterior patios and balconies which were performed at Lexington Green and extensive landscaping improvements at Foxfire, Lake Johnson Mews, Tar River Estates and The Lexington, all of which were performed in 1997. Offsetting the above increases in net income was an increase in general and administrative expenses due to increases in audit fees and general partner reimbursements.

Included in operating expenses for the six months ended May 31, 1998 is approximately $55,000 of major repairs and maintenance comprised primarily of exterior building repairs, major landscaping and window coverings. For the six months ended May 31, 1997 operating expenses included approximately $233,000 of major repairs and maintenance comprised primarily of exterior building repairs, exterior painting, and major landscaping.

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

Liquidity and Capital Reserves

At May 31, 1998, the Partnership had cash and cash equivalents of approximately $3,848,000 compared to approximately $3,188,000 at May 31, 1997. The net increase (decrease) in cash and cash equivalents for the six months ended May 31, 1998 and 1997 is $501,000 and $(2,915,000), respectively. Net cash provided by operating activities increased due to the increase in net income as discussed above, along with increases in accounts payable, accrued property taxes, and other liabilities due to the timing of payments to creditors. Offsetting the above is an increase in receivables and deposits as a result of an increase in tax and insurance escrows. Net cash used in investing activities decreased as a result of a decrease in property improvements and replacements and by an increase in withdrawals from reserved escrows. Net cash used in financing activities decreased as a result of a decrease in partners' distributions. Distributions were larger for the six months ended May 31, 1997 due to the distribution of excess funds from the refinancing of three properties in November 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $31,315,000, net of discount, is amortized over varying periods with required balloon payments ranging from February 1, 1999, to November 1, 2003, at which time the properties will either be refinanced or sold. During the first six months of 1998 the Partnership distributed approximately $1,305,000 to the partners, $750,000 of which was accrued at November 30, 1997. The remaining $555,000 was from refinancing proceeds and accordingly was distributed entirely to the limited partners. The Partnership made a distribution during the corresponding period of 1997 of approximately $3,520,000. The Corporate General Partner anticipates making a distribution of approximately $1,000,000 during September or October of 1998. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.

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


                          PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Corporate General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Corporate General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

  a)   Exhibits:

       Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)   Reports on Form 8-K filed during the quarter ended May 31, 1998:
       None.


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

                             SHELTER PROPERTIES V LIMITED PARTNERSHIP

                             By: Shelter Realty V Corporation
                                 Corporate General Partner


                             By: /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President/Director


                             By: /s/Ronald Uretta
                                 Ronald Uretta
                                 Vice President/Treasurer

                             Date:  July 13, 1998