Form 10QSB
period 1998-08-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 1998-09-30
CIK 712753

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended August 31, 1998

                                       or

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

                                 (864) 239-1000
                          (Issuer's telephone number)

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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                August 31, 1998



Assets
  Cash and cash equivalents                                            $ 4,586
  Receivables and deposits                                               1,007
  Restricted escrows                                                     1,117
  Other assets                                                             639
  Investment properties:
    Land                                               $  4,242
    Buildings and related personal property              71,722
                                                         75,964
    Less accumulated depreciation                       (42,648)        33,316

                                                                       $40,665

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                     $   194
  Tenant security deposit liabilities                                      367
  Accrued property taxes                                                   465
  Other liabilities                                                        421
  Mortgage notes payable                                                31,212

Partners' Capital (Deficit)
  General partners                                     $   (322)
  Limited partners (52,538 units
       issued and outstanding)                            8,328          8,006

                                                                       $40,665

          See Accompanying Notes to Consolidated Financial Statements


b)
                    SHELTER PROPERTIES V LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except per unit data)

                                        Three Months Ended          Nine Months Ended
                                            August 31,                  August 31,
                                       1998          1997          1998           1997
Revenues:
  Rental income                      $ 3,225       $ 3,124       $ 9,793        $ 9,322
  Other income                           278           212           711            652
     Total revenues                    3,503         3,336        10,504          9,974

Expenses:
  Operating                            1,421         1,566         4,296          4,638
  General and administrative              87           109           289            276
  Depreciation                           734           760         2,184          2,242
  Interest                               681           691         2,050          2,080
  Property taxes                         196           200           616            612
     Total expenses                    3,119         3,326         9,435          9,848

     Net income                      $   384       $    10       $ 1,069        $   126

Net income allocated to
  general partners (1%)              $     4       $    --       $    11        $     1
Net income allocated to
  limited partners (99%)                 380            10         1,058            125
                                     $   384       $    10       $ 1,069        $   126

Net income per limited
  partnership unit                   $  7.23       $  0.19       $ 20.14        $  2.38

          See Accompanying Notes to Consolidated Financial Statements


c)
                    SHELTER PROPERTIES V LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                      Limited
                                    Partnership    General      Limited
                                       Units       Partners     Partners        Total
Original capital contributions       52,538        $   2        $52,538       $52,540

Partners' (deficit) capital
  at November 30, 1997               52,538        $(333)       $ 7,825       $ 7,492

Net income for the nine months
  ended August 31, 1998                  --           11          1,058         1,069

Partners' distributions paid             --           --           (555)         (555)

Partners' (deficit) capital
  at August 31, 1998                 52,538        $(322)       $ 8,328       $ 8,006

          See Accompanying Notes to Consolidated Financial Statements


d)
                    SHELTER PROPERTIES V LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                           Nine Months Ended
                                                                August 31,
                                                           1998           1997
Cash flows from operating activities:
  Net income                                             $ 1,069         $   126
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                           2,184           2,242
    Amortization of discounts and loan costs                 136             135
    Change in accounts:
      Receivables and deposits                              (281)            (65)
      Other assets                                            71             (71)
      Accounts payable                                        49            (246)
      Tenant security deposit liabilities                      5              10
      Accrued property taxes                                 257              95
      Other liabilities                                      (15)           (114)

         Net cash provided by operating activities         3,475           2,112

Cash flows from investing activities:
  Property improvements and replacements                    (711)           (928)
  Withdrawals from restricted escrows                        132              96

         Net cash used in investing activities              (579)           (832)

Cash flows from financing activities:
  Payments on mortgage notes payable                        (352)           (324)
  Loan costs paid                                             --             (12)
  Partners' distributions                                 (1,305)         (3,520)

         Net cash used in financing activities            (1,657)         (3,856)

Net increase (decrease) in cash and cash equivalents       1,239          (2,576)

Cash and cash equivalents at beginning of period           3,347           6,103
Cash and cash equivalents at end of period               $ 4,586         $ 3,527

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $ 1,916         $ 1,912

          See Accompanying Notes to Consolidated Financial Statements


e)
                    SHELTER PROPERTIES V LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties V (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty V Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended August 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended November 30, 1997.

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


                                                    Nine Months Ended
                                                        August 31,
                                                   1998          1997
                                                     (in thousands)

Net cash provided by operating activities       $ 3,475       $ 2,112
  Payments on mortgage notes payable               (352)         (324)
  Property improvements and replacements           (711)         (928)
  Change in restricted escrows, net                 132            96
  Changes in reserves for net operating
   liabilities                                      (86)          391
  Additional reserves                            (2,458)       (1,347)
      Net cash used in operations               $    --       $    --

At August 31, 1998, the Corporate General Partner reserved an additional $2,458,000 to fund continuing capital improvements and repairs at all of the properties and to fund a surplus cash distribution of $1,000,000 which was approved for the fourth quarter of 1998. At August 31, 1997 an additional $1,347,000 was reserved to fund continuing capital improvements and repairs at all of the properties and to fund an operating distribution of $750,000 which was made in the fourth quarter of 1997.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Corporate General Partner is a wholly-owned subsidiary of Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Corporate General Partner and its affiliates were incurred in 1998 and 1997:

                                                              Nine Months Ended
                                                                  August 31,
                                                               1998      1997
                                                               (in thousands)

Property management fees (included in operating expenses)     $526       $499
Reimbursement for services of affiliates (included in
 operating, general and administrative expenses and
 investment properties)(1)                                     181        219

(1)Included in "Reimbursements for Services of Affiliates" for the nine months ended August 31, 1998 and 1997 is approximately $5,000 and $49,000 in reimbursements for construction oversight costs.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Corporate General Partner of the Partnership.

On July 21, 1998, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 19,500 of the outstanding units of limited partnership interest in the Partnership, at $520 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated July 21, 1998 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a) (1) and
(a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission), neither the Partnership nor the Corporate General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. During August 1998, the tender offers were completed and Insignia Properties, L.P. an affiliate of Insignia, tendered 2,725 units of limited partnership interest in the Partnership.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended August 31, 1998 and 1997:


                                                     Average
                                                    Occupancy
                                                1998          1997

Foxfire Apartments
  Atlanta, Georgia                              93%           92%

Old Salem Apartments
  Charlottesville, Virginia                     93%           93%

Woodland Village Apartments
  Columbia, South Carolina                      92%           90%

Lake Johnson Mews
  Raleigh, North Carolina                       94%           94%

The Lexington Apartments
  Sarasota, Florida                             95%           96%

Millhopper Village Apartments
  Gainesville, Florida                          96%           95%

Tar River Estates
  Greenville, North Carolina                    95%           91%


Results of Operations

The Corporate General Partner attributes the increase in occupancy at Tar River Estates to a decrease in new construction in the submarket and to exterior and interior improvements completed over the last two years.

The Partnership's net income for the nine months ended August 31, 1998, was approximately $1,069,000, as compared to net income of approximately $126,000 for the nine months ended August 31, 1997. The Partnership reported net income of approximately $384,000 for the three months ended August 31, 1998, compared to net income of $10,000 for the three months ended August 31, 1997. The increase in net income for both periods is primarily attributable to an increase in rental income and decreases in operating expense. The increase in rental income is primarily due to the increase in average occupancy at four of the Partnership's seven properties. Rental income also increased due to an increase
in rental rates at all the properties.   The decrease in operating expense is
due to a decrease in maintenance expenses due to preventative repairs to exterior patios and balconies which were performed at Lexington Green and extensive landscaping improvements at Foxfire, Lake Johnson Mews, Tar River Estates and the Lexington, all of which were performed in 1997.

Included in operating expenses for the nine months ended August 31, 1998 is approximately $86,000 of major repairs and maintenance comprised primarily of major landscaping, exterior building repairs and window coverings. For the nine months ended August 31, 1997 operating expenses included approximately $328,000 of major repairs and maintenance comprised primarily of exterior building repairs, construction services, major landscaping, and exterior painting.

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

Liquidity and Capital Reserves

At August 31, 1998, the Partnership had cash and cash equivalents of approximately $4,586,000 compared to approximately $3,527,000 at August 31,
1997.   The net increase (decrease) in cash and cash equivalents for the nine months ended August 31, 1998 and 1997 is $1,239,000 and $(2,576,000),
respectively. Net cash provided by operating activities increased due to an increase in net income as discussed above, along with a decrease in other assets and increases in accounts payable, accrued property taxes, and other liabilities due to timing of payments to creditors. Net cash flow used in investing activities decreased as a result of a decrease in property improvements and replacements offset by an increase in withdrawals from restricted escrows. Net cash used in financing activities decreased as a result of a decrease in partners' distributions. Distributions were larger for the nine months ended August 31, 1997 due to the distribution of excess funds from the refinancing of three properties in November 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $31,212,000, net of discount, is amortized over varying periods with required balloon payments ranging from February 1, 1999, to November 1, 2003, at which time the properties will either be refinanced or sold. During the first nine months of 1998 the Partnership distributed approximately $1,305,000 to the partners, $750,000 of which was accrued at November 30, 1997. The remaining $555,000 was from refinancing proceeds and accordingly was distributed entirely to the limited partners. The Partnership made a distribution during the corresponding period of 1997 of approximately $3,520,000. The Corporate General Partner approved an operating distribution of approximately $1,000,000 during September 1998. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs have recently filed an amended complaint. The Corporate General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners are affiliates of Insignia filed a complaint in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Corporate General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Partnership was only recently served with the complaint and has not yet responded to it. The Partnership believes the claims to be without merit and intends to defend the action vigorously.

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

  b)      Reports on Form 8-K filed during the quarter ended August 31, 1998:

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


                             SHELTER PROPERTIES V LIMITED PARTNERSHIP

                             By: Shelter Realty V Corporation
                                 Corporate General Partner


                             By: /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director

                             By: /s/Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer

                             Date:  September 30, 1998