Form 10KSB
period 1998-11-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 1999-03-01
CIK 712753

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)

(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
                  For the fiscal year ended November 30, 1998
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

              For the transition period from..........to.........
                         Commission file number 0-11574

                              SHELTER PROPERTIES V
                 (Name of small business issuer in its charter)

     South Carolina                                             57-0721855
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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

State issuer's revenues for its most recent fiscal year.  $14,116,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. No market exists for the limited partnership interests of the Registrant, and therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                                      PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Shelter Properties V (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981. The Corporate General Partner responsible for management of the Partnership's business is Shelter Realty V Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership is N. Barton Tuck, Jr. Mr. Tuck is not an affiliate of the Corporate General Partner and is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023, unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real properties for investment. In 1983 and 1984, during its acquisition phase, the Registrant acquired eight existing apartment properties. The Registrant continues to own and operate seven of these properties. See "Item 2. Properties".

Commencing May 27, 1983, the Registrant offered pursuant to a Registration Statement filed with the Securities and Exchange Commission, up to 99,900 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000), or 2 Units ($2,000) for an Individual Retirement Account. An additional 100 Units were purchased by the Corporate General Partner.

The offering terminated on December 8, 1983. Upon termination of the offering, the Registrant had accepted subscriptions for 52,538 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $52,538,000. Unsold Units (numbering 47,462) were deregistered pursuant to Post Effective Amendment No. 3 to the Registration Statement filed with the Securities and Exchange Commission on December 21, 1983. The Registrant invested approximately $38,900,000 of such proceeds in eight existing apartment properties. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner. Until September 30, 1998, property management services were performed at the Partnership's properties by Insignia Residential Group L.P. Since October 1, 1998, AIMCO, an affiliate of the Corporate General Partner, has been providing such property management services. (See "Transfer of Control" below.)

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the Corporate General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

On October 1, 1998, Insignia Financial Group, Inc. merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Corporate General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and Plan of Merger pursuant to which IPT was to be merged with and into AIMCO (the "IPT Merger"). The IPT Merger was consummated on February 26, 1999. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Registrant's investments in properties:

                                Date of
Property                        Purchase    Type of Ownership        Use

Foxfire Apartments              07/19/83  Fee ownership, subject   Apartment
 Atlanta, Georgia                         to first mortgage. (1)   266 units

Old Salem Apartments            08/25/83  Fee ownership, subject   Apartment
 Charlottesville, Virginia                to first mortgage.       364 units

Woodland Village Apartments     09/01/83  Fee ownership, subject   Apartment
 Columbia, South Carolina                 to first mortgage.       308 units

Lake Johnson Mews Apartments    09/30/83  Fee ownership, subject   Apartment
 Raleigh, North Carolina                  to first mortgage.       201 units

The Lexington Apartments        10/31/83  Fee ownership, subject   Apartment
 Sarasota, Florida                        mortgages.n(1)econd      267 units

Millhopper Village Apartments   11/22/83  Fee ownership, subject   Apartment
 Gainesville, Florida                     to first mortgage.       136 units

Tar River Estates               01/18/84  Fee ownership, subject   Apartment
 Greenville, North Carolina               to first and second      402 units
                                          mortgages. (1)

(1) Property is held by a Limited Partnership which the Registrant owns a 99.99% interest in.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                                  Gross

                                Carrying     Accumulated                           Federal

  Property                        Value     Depreciation      Rate     Method     Tax Basis

                                     (in thousands)                            (in thousands)

  Foxfire Apts.                $ 10,548      $ 6,334        5-29 yrs     S/L      $ 1,317

  Old Salem Apts.                16,129        9,320        5-28 yrs     S/L        2,103

  Woodland Village Apts.         12,111        6,850        5-30 yrs     S/L        1,608

  Lake Johnson Mews Apts.         8,295        4,543        5-30 yrs     S/L        1,179

  The Lexington Apts.             9,921        4,971        5-34 yrs     S/L        2,212

  Millhopper Village Apts.        5,652        3,272        5-29 yrs     S/L          733

  Tar River Estates              13,683        8,125        5-27 yrs     S/L        1,812

                               $ 76,339      $43,415                              $10,964


See "Note A" to the financial statements in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                       Principal                                            Principal

                      Balance At      Stated                                 Balance

                     November 30,    Interest     Period     Maturity         Due At

Property                 1998          Rate     Amortized    Date (4)      Maturity (4)

                    (in thousands)                                        (in thousands)

Foxfire

 1st Mortgage         $ 4,611          7.50%        (1)     05/01/99 (1)     $ 4,595


Old Salem

 1st Mortgage           6,413        10.375%        (2)     12/10/16              65


Woodland Village

 1st Mortgage           4,950          7.33%       none     11/01/03           4,950


Lake Johnson Mews

 1st Mortgage           4,350          7.33%       none     11/01/03           4,350



h1steMortgage           3,400          7.60%        (3)     11/15/02           2,870

 2nd Mortgage             123          7.60%       none     11/15/02             123


Millhopper Village

 1st Mortgage           2,700          7.33%       none     11/01/03           2,700


Tar River Estates

 1st Mortgage           4,698          7.60%        (3)     11/15/02           3,965

 2nd Mortgage             169          7.60%       none     11/15/02             169


                       31,414

Less unamortized

 discounts               (306)


Total                 $31,108                                                $23,787


(1)The principal balance was originally being amortized over 25 years with a balloon payment due February 1, 1999. This mortgage has been extended for 90 days while the Corporate General Partner negotiates replacement financing.
(2)The principal balance is being amortized over 300 months.
(3)The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.
(4)See "Item 7, Financial Statements - Note C" for information with respect to the Registrant's ability to repay these loans and more specific details as to the terms of the loans.

RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1998 and 1997 for each property:


                             Average Annual             Average Annual

                              Rental Rates                Occupancy

                          1998             1997         1998      1997


Foxfire                  $7,776           $7,417         93%       92%

Old Salem                 7,402            7,027         94%       93%

Woodland Village          7,493            7,072         93%       91%

Lake Johnson Mews         8,389            8,002         95%       95%

The Lexington             7,762            7,412         94%       96%

MillhoppertVillage        8,129            7,665         96%       95%

Tar River Estates         6,176            6,019         96%       92%


The Corporate General Partner attributes the increase in occupancy at Tar River Estates to a decrease in new construction in the submarket and to exterior and interior improvements completed over the last two years.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No individual tenant leases 10% or more of the available rental space. All of the properties are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age. See "Item 6. Managements Discussion and Analysis or Plan of Operation" for information related to budgeted capital improvements at each of the properties.

REAL ESTATE TAXES AND RATES:

Real estate taxes and effective rates in 1998 for each property were:


                                    1998           1998

                                   Billing*        Rate
                                (in thousands)

Foxfire                             $101           3.77%

Old Salem                             82            .72%

Woodland Village                     153          31.18%

Lake Johnson Mews                     65           1.23%

The Lexington                        196           2.55%

Millhopper Village                    81           2.73%

Tar River Estates                    138           1.48%


*These properties have a fiscal year different than the real estate tax year; therefore, tax expense as stated in the Partnership's Statement of Operations does not agree to the 1998 billing.


ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain Corporate General Partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February, 1999. The Corporate General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose Corporate General Partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC.
V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the Corporate General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Corporate General Partner filed an answer to the complaint on September 15, 1998. The Corporate General Partner believes the claims to be without merit and intends to defend the action vigorously.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business. Such matters are not expected to have a material adverse effect on the business, financial condition, results of operations, or liquidity of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended November 30, 1998, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II


ITEM 5. MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 52,538 limited partnership units aggregating $52,538,000 inclusive of 100 units purchased by the Corporate General Partner. The Partnership currently has 2,893 holders of record owning an aggregate of 52,538 Units. Affiliates of the Corporate General Partner owned 22,861 units or 43.51% at November 30, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

For the year ended November 30, 1998, distributions of approximately $3,554,000 were declared, of which $2,436,000 was paid during such year and $1,118,000 of which was paid in December 1998, subsequent to the Registrant's fiscal year end. For the year ended November 30, 1998, distributions of approximately $5,020,000 were made. In addition to the $2,436,000 distribution paid during the year ended November 30, 1998, distribution payable of $750,000 was recorded at November 30, 1997 and was paid December 2, 1997. The 1998 declared distributions of $3,554,000 consisted of $769,000 from operations and $2,785,000 from surplus funds. The 1997 paid distributions of $5,020,000 consisted of $1,956,000 from operations and $3,064,000 from surplus funds. Subsequent to the Partnership's fiscal year-end, a distribution of $1,900,000 was declared and paid from operations. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 1999 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account maintained by the mortgage lender for The Lexington and Tar River Estates is less than $1,000 per apartment unit at such property. The reserve accounts are currently fully funded. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for information relating to anticipated capital expenditures at the properties.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for the year ended November 30, 1998 was approximately $1,431,000 as compared to approximately $234,000 for the year ended November 30, 1997. (See "Note D" of the financial statements for a (losses)).tiTheoincreaseainunet income wasidueato'anfincreaseainbtotalcrevenues as well as a decrease in total expenses.

Revenues increased primarily due to an increase in rental income and to a lesser extent an increase in other income. The increase in rental income is primarily attributable to an increase in occupancy at five of the Registrant's seven investment properties, which more than offset the occupancy decrease at Lexington, as well as an increase in average annual rental rates at all of the properties. Other income increased primarily as a result of increases in laundry income, pet fees and miscellaneous income.

Expenses decreased primarily due to reductions in operating expense, depreciation, and interest and property tax expense. All of these reductions more than offset the small increase in general and administrative expense. Operating expenses decreased due to the completion during 1997 of (1) major landscaping at Lake Johnson Mews, Tar River Estates, Foxfire and the Lexington;
(2) exterior painting at the Lexington, Old Salem, and Lake Johnson Mews; (3) gutter repairs at Millhopper Village; (4) and preventative repairs to exterior patios and balconies at the Lexington and Tar River Estates. These costs were incurred to attract new tenants and increase curb appeal at the properties. Interest expense decreased due to the reduction in mortgage balances encumbering the properties as a result of scheduled principal payments made by the Registrant.

General and administrative expense increased slightly for the year ended November 30, 1998 as compared to the year ended November 30, 1997 primarily due to increases in audit fees and administrative expenses. Included in general and administrative expenses at both November 30, 1998 and 1997 are reimbursements to the Corporate General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

Management relies on the annual appraisals performed by outside appraisers to assess the impairment of investment properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value provided by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by management. For the year ended November 30, 1998, no adjustments for impairment of value were recorded.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At November 30, 1998, the Registrant had cash and cash equivalents of approximately $3,375,000 as compared to approximately $3,347,000 at November 30, 1997. The increase in cash and cash equivalents is due to approximately $4,638,000 of cash provided by operating activities, which was partially offset by approximately $950,000 of cash used in investing activities and approximately $3,660,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements. A portion of these capital improvements were funded from net withdrawals from the Capital Improvement Accounts and Replacement Reserve accounts at Woodland Village, Lake Johnson Mews and Millhopper Village (see Note A. Financial Statements). Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties and distributions paid to the Registrant's partners. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with federal, state, and local legal and regulatory requirements. The Partnership expects to fund approximately $3.4 million in capital improvements for all of the Partnership's properties in 1999. Capital improvements include but are not limited to exterior painting, balcony repairs, gutter and downspout repairs, roof repairs, and electrical and plumbing repairs. The capital expenditures will be incurred only if cash is available from operations or from partnership theeRegistrant'sedistributablescashbflow,eifcany,amaymbeoadverselyraffectedtat, least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $31,108,000, net of discount, is being amortized over varying periods with balloon payments ranging from February 1, 1999 to November 1, 2003. The Corporate General Partner may attempt to refinance such indebtedness or sell the properties prior to such maturity date. The mortgage on Foxfire Apartments which was originally to mature on February 1, 1999 has been extended for 90 days while the Corporate General Partner negotiates replacement financing. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

For the year ended November 30, 1998, distributions of approximately $3,554,000 were declared, of which $2,436,000 was paid during such year and $1,118,000 of which was paid in December 1998, subsequent to the Registrant's fiscal year end. For the year ended November 30, 1997, distributions of approximately $5,020,000 were made. In addition to the $2,436,000 distribution paid during the year ended November 30, 1998, distribution payable of $750,000 was recorded at November 30, 1997 and was paid December 2, 1997. The 1998 declared distributions of $3,554,000 consisted of $769,000 from operations and $2,785,000 from surplus funds. The 1997 paid distributions of $5,020,000 consisted of $1,956,000 from operations and $3,064,000 from surplus funds. Subsequent to the Partnership's fiscal year-end, a distribution of $1,900,000 was declared and paid from operations. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate any additional distributions to its partners in 1999 or subsequent periods.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. As of December 31, 1998, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In this regard, the Corporate General Partner focused on the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Corporate General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse effect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Corporate General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Corporate General Partner
is not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Corporate General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Corporate General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.


ITEM 7.  FINANCIAL STATEMENTS


SHELTER PROPERTIES V

LIST OF FINANCIAL STATEMENTS


       Report of Ernst & Young LLP, Independent Auditors

       Consolidated Balance Sheet--November 30, 1998

       Consolidated Statements of Operations--Years ended November 30, 1998 and
          1997

       Consolidated Statements of Changes in Partners' Capital (Deficit)--Years ended November 30, 1998 and 1997

       Consolidated Statements of Cash Flows--Years ended November 30, 1998 and
          1997

       Notes to Consolidated Financial Statements



               Report of Ernst & Young LLP, Independent Auditors


The Partners
Shelter Properties V


We have audited the accompanying consolidated balance sheet of Shelter Properties V as of November 30, 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended November 30, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties V at November 30, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended November 30, 1998, in conformity with generally accepted accounting principles.


                                                            /s/ERNST & YOUNG LLP
Greenville, South Carolina
January 28, 1999
except for Note B, as to which the date is
February 26, 1999




                              SHELTER PROPERTIES V

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               November 30, 1998



Assets

  Cash and cash equivalents                                        $ 3,375

  Receivables and deposits                                             978

  Restricted escrows                                                 1,113

  Other assets                                                         615

  Investment properties (Notes C & F):

     Land                                          $  4,242

     Buildings and related personal property         72,097

                                                     76,339

     Less accumulated depreciation                  (43,415)        32,924

                                                                   $39,005


Liabilities and Partners' Capital (Deficit)


Liabilities

  Accounts payable                                                 $   203

  Tenant security deposit liabilities                                  360

  Accrued property taxes                                               402

  Other liabilities                                                    445

  Distribution payable                                               1,118

  Mortgage notes payable (Note C)                                   31,108


Partners' Capital (Deficit)

  Corporate General Partners                       $   (327)

  Limited partners (52,538 units

     issued and outstanding)                          5,696          5,369


                                                                   $39,005


          See Accompanying Notes to Consolidated Financial Statements




                              SHELTER PROPERTIES V

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                        Years Ended November 30,

                                                             1998        1997

Revenues:

  Rental income                                             $13,238     $12,563

  Other income                                                  878         839

    Total revenues                                           14,116      13,402


Expenses:

  Operating                                                   5,810       6,187

  General and administrative                                    387         372

  Depreciation                                                2,951       3,018

  Interest                                                    2,729       2,768

  Property taxes                                                808         823

  Total expenses                                             12,685      13,168

    Net Income  (Note D)                                    $ 1,431     $   234


Net income allocated to Corporate General Partners (1%)     $    14     $     2


Net income allocated to limited partners (99%)                1,417         232

                                                            $ 1,431     $   234


Net income per limited partnership unit                     $ 26.97     $  4.42


Distributions per limited partnership unit                  $ 67.49     $ 95.16

          See Accompanying Notes to Consolidated Financial Statements



                              SHELTER PROPERTIES V

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                  Limited

                                Partnership    General     Limited

                                   Units      Partners    Partners      Total




Original capital contributions    52,538       $    2     $ 52,538     $52,540


Partners' (deficit) capital

  at November 30, 1996            52,538       $ (315)    $ 12,593     $12,278


Distributions to partners             --          (20)      (5,000)     (5,020)


Net income for the year

Partners's (deficit) capital          --            2          232         234

  at November 30, 1997            52,538         (333)       7,825       7,492


Distributions to partners             --           (8)      (3,546)     (3,554)


Net income for the year ended

  November 30, 1998                   --           14        1,417       1,431


Partners' (deficit) capital at

  November 30, 1998               52,538       $ (327)    $  5,696     $ 5,369


          See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES V

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                      Years Ended November 30,

                                                          1998        1997

Cash flows from operating activities:

  Net income                                            $ 1,431     $   234

  Adjustments to reconcile net income to net

   cash provided by operating activities:

    Depreciation                                          2,951       3,018

    Amortization of discounts and loan costs                182         180

    Change in accounts:

      Receivables and deposits                             (252)        119

      Other assets                                           67         (37)

      Accounts payable                                       58        (223)

      Tenant security deposit liabilities                    (2)         (4)

      Accrued property taxes                                194         (60)

      Other liabilities                                       9        (108)

      Net cash provided by operating activities           4,638       3,119


Cash flows from investing activities:

  Property improvements and replacements                 (1,086)     (1,192)

  Net withdrawals in restricted escrows                     136          36

       Net cash used in investing activities               (950)     (1,156)


Cash flows from financing activities:

  Payments on mortgage notes payable                       (474)       (437)

  Loan costs                                                 --         (12)

  Partners' distributions                                (3,186)     (4,270)

       Net cash used in financing activities             (3,660)     (4,719)


Net increase (decrease) in cash and cash equivalents         28      (2,756)


Cash and cash equivalents at beginning of period          3,347       6,103

Cash and cash equivalents at end of period             $  3,375    $  3,347


Supplemental disclosure of cash flow information:

  Cash paid for interest                               $  2,550    $  2,556

Supplemental disclosure of non-cash activity:

  Distribution payable                                 $  1,118    $    750

          See Accompanying Notes to Consolidated Financial Statements



                              SHELTER PROPERTIES V

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Shelter Properties V (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981. The Corporate General Partner responsible for management of the Partnership's business is Shelter Realty V Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership is N. Barton Tuck, Jr. Mr. Tuck is not an affiliate of the Corporate General Partner and is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Note B - Transfer of Control." The director and officers of the Corporate General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date. The Partnership commenced operations on July 19, 1983, and completed its acquisition of apartment properties on January 18, 1984. The Partnership operates seven apartment properties located in the South and Southeast.

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its two 99.99% owned partnerships. The Corporate General Partner of the consolidated partnership is Shelter Realty V Corporation.
Shelter Realty V Corporation may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement defines net cash from operations as revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to the financial statements, whenever "net cash from operations" is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying statements of cash flows captioned "net cash provided by operating activities" to net cash provided by operations, as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                   Years Ended November 30,

                                                      1998           1997

                                                         (in thousands)



 Net cash provided by operating activities         $ 4,638          $ 3,119

  Property improvements and replacements            (1,086)          (1,192)

  Payments on mortgage notes payable                  (474)            (437)

  Changes in reserves for net operating

    liabilities                                        (74)             313

 Changes in restricted escrows, net                    136               36

 Additional operating reserves                      (1,240)          (1,285)

    Net cash provided by operations                $ 1,900          $   554


The Corporate General Partner reserved approximately $1,240,000 and $1,285,000 at November 30, 1998 and 1997, respectively to fund capital improvements and repairs at its properties.

For the year ended November 30, 1998, distributions of approximately $3,554,000 were declared, of which $2,436,000 was paid during such year and $1,118,000 of which was paid in December 1998, subsequent to the Registrant's fiscal year end. For the year ended November 30, 1997, distributions of approximately $5,020,000 were made. In addition to the $2,436,000 distribution paid during the year ended November 30, 1998, distribution payable of $750,000 was recorded at November 30, 1997 and was paid December 2, 1997. The 1998 declared distributions of $3,554,000 consisted of $769,000 from operations and $2,785,000 from surplus funds. The 1997 paid distributions of $5,020,000 consisted of $1,956,000 from operations and $3,064,000 from surplus funds. Subsequent to the Partnership's fiscal year-end, a distribution of $1,900,000 was declared and paid from operations.

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

All distributions of distributable net proceeds (as defined in the Partnership Agreement) from property dispositions and refinancings will be allocated to the limited partners until each limited partner has received an amount equal to a cumulative 7% per annum return of the average of the limited partners' adjusted capital value, less any prior distributions of net cash from operations and distributable net proceeds, and has also received an amount equal to the limited partners' adjusted capital value. Thereafter, the general partners receive 1% of the selling prices of properties sold where they acted as a broker, after which the limited partners will be allocated 85% of any remaining distributions of distributable net proceeds and the general partners will receive 15%.

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage notes for The Lexington and Tar River Estates) into the Reserve Account until the Reserve Account is funded in an amount equal to $1,000 per apartment unit for each respective property or $669,000 in total. As of November 30, 1998, this reserve totaled approximately $760,000 which includes interest earned on these funds.

Undistributed Net Proceeds from Refinancing: At November 30, 1997, the Partnership had a balance of $2,785,000 of undistributed net proceeds from prior refinancings. At November 30, 1998, all proceeds from prior refinancings had been distributed.

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. Accordingly, net income as shown in the statement of operations and changes in partners' capital (deficit) for 1998 was allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit was computed by dividing the net income allocated to the limited partners by 52,538 units outstanding.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during 1998 and 1997 were a decrease of approximately $74,000 and an increase of approximately $313,000, respectively, which amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the general partners expect to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days.
At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Escrows:

Capital Improvement Account - In conjunction with the 1996 refinancing of the mortgage notes encumbering Woodland Village, Lake Johnson Mews and Millhopper Village, capital improvement escrows totaling approximately $549,000 were established with a portion of the proceeds from the new notes. At November 30, 1998, this reserve totaled approximately $147,000.

Replacement Reserve - As part of the 1996 refinancing, each property deposits per unit between $275 and $348 per year with the mortgage company to establish and maintain a Replacement Reserve designated for repairs and replacements at the properties. At November 30, 1998, this reserve totaled approximately $162,000.

Reserve Account - At the time of the refinancing of The Lexington and Tar River Estates mortgage notes payable in 1992, a general reserve account was established with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until they equal $1,000 per apartment unit or $669,000 in total. At November 30, 1998, this reserve totaled approximately $760,000 which includes interest earned on these funds.

Escrows for Taxes and Insurance: Escrows for Foxfire are held by the mortgagor. Escrows for Lake Johnson Mews, Tar River, The Lexington, Old Salem, Woodland Village and Millhopper are held by the Partnership. All escrowed funds are designated for the payment of real estate taxes. These escrows, totaling approximately $560,000, are included in receivable and deposits.

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

Loan Costs: Loan costs of approximately $1,026,000 less accumulated amortization of approximately $472,000 are included in other assets and are being amortized on a straight-line basis over the life of the related loans. During January 1997, in connection with the 1996 refinancing of Woodland Village, Lake Johnson Mews, and Millhopper Village, additional loan costs of $12,000 were capitalized.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, management finds it necessary to offer rental concessions during particularly slow periods, or in response to heavy competition from other complexes in the area. Concessions are charged against rental income as incurred.

Investment Properties: Investment properties consist of seven apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered
to be permanent by the Corporate General Partner.   No adjustments for the
impairment of value were recorded in the years ended November 30, 1998 or 1997.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management has not completed its review of Statement 131, but does not anticipate the adoption of this statement to materially affect the Partnership. The Partnership will adopt the new requirements retroactively in 1999.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $159,000 and $165,000 for the years ended November 30, 1998 and 1997, respectively, were charged to operating expense as incurred.

Reclassifications: Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

On October 1, 1998, Insignia Financial Group, Inc. merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Corporate General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and Plan of Merger pursuant to which IPT was to be merged with and into AIMCO (the "IPT Merger"). The IPT Merger was consummated on February 26, 1999. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable are as follows:

                          Principal       Monthly                              Principal

                         Balance At       Payment      Stated                   Balance

                        November 30,     Including    Interest    Maturity       Due At

Property                    1998         Interest       Rate        Date        Maturity

                              (in thousands)                                  (in thousands)

Foxfire

 1st Mortgage             $ 4,611         $  37        7.50%     05/01/99        $4,595

Old Salem

 1st Mortgage               6,413            65      10.375%     12/10/16            65

Woodland Village

 1st Mortgage               4,950            30        7.33%     11/01/03         4,950

Lake Johnson Mews

 1st Mortgage               4,350            27        7.33%     11/01/03         4,350

The Lexington

 1st Mortgage               3,400            31        7.60%     11/15/02         2,870

 2nd Mortgage                 123             1        7.60%     11/15/02           123

Millhopper Village

 1st Mortgage               2,700            16        7.33%     11/01/03         2,700

Tar River Estates

 1st Mortgage               4,698            43        7.60%     11/15/02         3,965

 2nd Mortgage                 169             1        7.60%     11/15/02           169

                           31,414         $ 251

Less unamortized

 discounts                   (306)


Total                     $31,108                                               $23,787


The Partnership exercised interest rate buy-down options for Tar River and The Lexington when the debt was refinanced in October 1992, thereby reducing the stated rate from 8.76% to 7.60%. The fee for the interest rate reduction amounted to approximately $677,000 and is being amortized as a loan discount on the interest method over the life of the loans. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

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

The mortgage on Foxfire Apartments which originally matured on February 1, 1999, has been extended for 90 days while replacement financing is negotiated.

The mortgage notes payable are non-recourse and are secured by a pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness. The estimated fair value of the Partnership's aggregate debt is approximately $31,414,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

Scheduled principal payments of mortgage notes payable subsequent to November 30, 1998, are as follows (in thousands):


            1999                                 $ 5,025

            2000                                     451

            2001                                     490

            2002                                   7,628

            2003                                  12,191

       Thereafter                                  5,629


                                                 $31,414


NOTE D - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (loss) (in thousands, except per unit data):


                                                     1998         1997

Net income as reported                             $  1,431    $    234

Add (deduct):

  Amortization of present value discounts                 1          (2)

  Depreciation differences                             (175)     (1,077)

  Change in prepaid rental                                1          50

  Other                                                  (5)        (39)

  Change in other liabilities                            68          --


Federal taxable income (loss)                      $  1,321    $   (834)

Federal taxable income (loss) per limited

    partnership unit                               $  24.89    $ (15.72)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


    Net assets as reported                                $  5,369

    Land and Buildings                                       6,666

    Accumulated depreciation                               (28,625)

    Syndication fees                                         6,747

    Other                                                    2,250

    Net deficiency - tax basis                            $ (7,593)


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and affiliates during the years ended November 30, 1998 and 1997:

                                                           1998        1997

                                                            (in thousands)

  Property management fees (included in operating

    expenses)                                              $ 710      $ 670

  Reimbursement for services of affiliates

    (included in general and administrative

    expenses and investment properties)                      239        286


Included in "reimbursements for services of affiliates" for the years ended November 30, 1998 and 1997, is approximately $8,000 and $54,000, respectively, in reimbursements for construction oversight costs.

During the years ended November 30, 1998 and 1997, affiliates of the Corporate General Partner were entitled to receive 5% of the gross receipts from all of the Registrant's properties as compensation for providing property management services. These services were performed by Insignia Residential Group, L.P. during 1997 and until October 1, 1998 (effective date of the Insignia Merger (see "Note B" in Item 7. Financial Statements)), at which time AIMCO began providing such services. The Registrant paid to such affiliates $710,000 and $670,000 for the years ended November 30, 1998 and 1997, respectively.

Insignia Residential Group, L.P. received reimbursement of accountable administrative expenses amounting to approximately $203,000 and $286,000 for the ten month period ended September 30, 1998 and the year ended October 31, 1997, respectively, which included the reimbursement for construction oversight costs. For October and November 1998, AIMCO, an affiliate of Corporate General Partner, received reimbursements for administrative expenses of approximately $36,000.

On July 21, 1998, an affiliate of the Corporate General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 19,500 of the outstanding units of limited partnership interest in the Partnership at $520 per Unit, net to the seller in cash. The Purchaser acquired 2,722 units pursuant to this tender offer. As a result of this purchase AIMCO currently owns, through its affiliates, a total of 22,861 limited partnership units or 43.51% of the outstanding partnership units as of November 30, 1998; consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

For the period November 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Corporate General Partner. However, the insurer was unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner which receives payments on these obligations from the agent.
The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations was not significant.



NOTE F - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


                                                Initial Cost

                                               To Partnership


                                                      Buildings        Cost

                                                     and Related   Capitalized

                                                       Personal   Subsequent to

Description                    Encumbrances   Land     Property    Acquisition

                                                 (in thousands)


Foxfire Apartments               $ 4,611     $  830     $ 9,122      $   596

Old Salem Apartments               6,413        654      12,664        2,811

Woodland Village Apartments        4,950        605       9,135        2,371

Lake Johnson Mews Apartments       4,350        338       6,725        1,232

The Lexington Apartments           3,523      1,102       6,620        2,199

Millhopper Village Apartments      2,700        239       4,305        1,108

Tar River Estates                  4,867        474       9,985        3,224

      Totals                     $31,414     $4,242     $58,556      $13,541


                               Gross Amount At Which Carried

                                   At November 30, 1998


                                  Buildings

                                 and Related

                                   Personal           Accumlated     Date of      Date    Dereciable

Description              Land      Property  Total   Depeciation  Contruction  Acquired  Life-Years

                                      (in thousands)

Foxfire
Atlanta, Georgia          $ 830    $9,718   10,548    $ 6,334      1969-1971   07/19/83      5-29

Old Salem
Charlottesville,Virginia    654    15,475   16,129      9,320      1969-1971   08/25/83      5-28

Woodland Village
Columbia, South Carolina    605    11,506   12,111      6,850         1974     09/01/83      5-30

Lake Johnson Mews
Raleigh, North Carolina     338     7,957    8,295      4,543       1972-1973  09/30/83      5-30

The Lexington
 Saraota, Florida         1,102     8,819    9,921      4,971       1973-1982  10/31/83      5-34

Millhopper Village
Gainsville, Floida          239     5,413    5,652      3,272       1970-1976  11/22/83      5-29

Tar River Esates
Greeville,North Caroina     474    13,209   13,683      8,125       1969-1972  01/18/84      5-27

   Totals                 $4,242  $72,097  $76,339    $43,415



Reconciliation of "Investment Properties and Accumulated Depreciation":


                                                 Years Ended November 30,

                                                   1998            1997

                                                       (in thousands)

Real Estate

Balance at beginning of year                     $75,253           $74,061

       Property improvements                       1,086             1,192

                                                      --                --

Balance at end of Year                           $76,339           $75,253


Accumulated Depreciation

Balance at beginning of year                     $40,464           $37,446

       Additions charged to expense                2,951             3,018

                                                      --                --

Balance at end of year                           $43,415           $40,464


The aggregate cost of the real estate for Federal income tax purposes at November 30, 1998 and 1997, is approximately $83,005,000 and $81,920,000, respectively. The accumulated depreciation taken for Federal income tax purposes at November 30, 1998 and 1997, is approximately $72,041,000 and $68,914,000, respectively.

NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA
FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc.
("Insignia") and entities which were, at one time, affiliates of Insignia
("Insignia Affiliates") of interests in certain Corporate General Partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. The Corporate General Partner believes this action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose Corporate General Partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC.
V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of
California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the
"Subject Partnerships").  The complaint names as defendants Insignia, several
Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Corporate General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject
Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Corporate General Partner filed an answer to the complaint on September 15, 1998. The Corporate General Partner believes the claims to be without merit and intends to defend the action vigorously.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business. Such matters are not expected to have a material adverse effect on the business, financial condition, results of operations, or liquidity of the Partnership.


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

    None



                                    PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors.  The Individual and Corporate
General Partners are as follows:

Individual General Partner - N. Barton Tuck, Jr., age 60, is the Individual
Corporate General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth
Management, Inc. Until August 1990, he served as Chairman and Chief Executive
Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal
Corporation (the former parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf &
Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South
Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a Corporate General Partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and director of Shelter Realty V
Corporation are set forth below. There are no family relationships between or among any officers or directors.

        Name            Age   Position

Patrick J. Foye         41    Executive Vice President and Director

Timothy R. Garrick      42    Vice President - Accounting

Patrick J. Foye has been Executive Vice President and Director of the Corporate
General Partner since October 1, 1998.  Mr. Foye has served as Executive Vice
President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meager & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long
Island Power Authority and serves as a member of the New York State
Privatization Council.  He received a B.A. from Fordham College and a J.D. from
Fordham University Law School.

Timothy R. "Randy" Garrick has served as Vice President-Accounting of the
Corporate General Partner and AIMCO since October 1, 1998.  Prior to that date,
Mr. Garrick served as Vice President-Accounting Services of Insignia Financial
Group since June of 1997.  From 1992 until June of 1997, Mr. Garrick served as
Vice President of Partnership Accounting and from 1990 to 1992 as an Asset
Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr.
Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public
Accountant.

ITEM 10.  EXECUTIVE COMPENSATION

Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of November 30, 1998.


                                             Number

Entity                                      of Units    Percentage


Cooper River Properties LLC (an

 affiliate of AIMCO)                          2,722        5.18%

Insignia Properties LP (an affiliate

 of AIMCO)                                   20,139       38.33%


Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South
Carolina 29602.

No director or officer of the Corporate General Partner owns any Units.  The
Corporate General Partner owns 100 Units as required by the terms of the partnership agreement governing the Partnership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Individual General Partner and the Corporate General Partner received distributions of approximately $8,000 and $20,000 from operations as General
Partners during the fiscal year ended November 30, 1998 and 1997, respectively.
For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to "Item 7. Financial
Statements - Note A - Allocation of Cash Distributions and Allocation of
Profits, Gains and Losses."

The Partnership has no employees and is dependent on the Corporate General
Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and affiliates during the year ended
November 30, 1998 and 1997:

                                                           1998         1997
                                                            (in thousands)

  Property management fees (included in operating

    expenses)                                              $ 710      $ 670

  Reimbursement for services of affiliates

    (included in general and administrative

    expenses                                                 239        286


Included in "reimbursements for services of affiliates" for the years ended
November 30, 1998 and 1997, is approximately $8,000 and $54,000, respectively, in reimbursements for construction oversight costs.

During the years ended November 30, 1998 and 1997, affiliates of the Corporate
General Partner were entitled to receive 5% of the gross receipts from all of the Registrant's properties as compensation for providing property management services. These services were performed by Insignia Residential Group, L.P.
during 1997 and until October 1, 1998 (effective date of the Insignia Merger
(see "Note B" in Item 7. Financial Statements)), at which time AIMCO began providing such services. The Registrant paid to such affiliates $710,000 and $670,000 for the years ended November 30, 1998 and 1997, respectively.

Insignia Residential Group, L.P. received reimbursement of accountable administrative expenses amounting to approximately $203,000 and $286,000 for the ten month period ended September 30, 1998 and the year ended October 31, 1997, respectively, which included the reimbursement for construction oversight costs.
For October and November 1998, AIMCO, an affiliate of Corporate General Partner, received reimbursements for administrative expenses of approximately $36,000.

On July 21, 1998, an affiliate of the Corporate General Partner (the
"Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 19,500 of the outstanding units of limited partnership interest in the Partnership at $520 per Unit, net to the seller in cash. The Purchaser acquired 2,722 units pursuant to this tender offer. As a result of this purchase AIMCO currently owns, through its affiliates, a total of 22,861 limited partnership units or 43.51% of the outstanding partnership units as of November 30, 1998; consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters.
When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

For the period November 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Corporate
General Partner.  However, the insurer was unaffiliated with the Corporate
General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate
General Partner which receives payments on these obligations from the agent.
The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations was not significant.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:

Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


(b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 1998:

Current Report on Form 8-K dated October 16, 1998 filed on October 1, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc.
to AIMCO.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  SHELTER PROPERTIES V

                                  By:   Shelter Realty V Corporation
                                        Corporate General Partner

                                  By:   /s/Patrick J. Foye
                                        Patrick J. Foye
                                        Executive Vice President

                                  By:   /s/Timothy R. Garrick
                                        Timothy R. Garrick
                                        Vice President - Accounting
                                        (Duly Authorized Officer)

                                  Date: March 1, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye                              Date:  March 1, 1999
Patrick J. Foye
Executive Vice President and Director


/s/Timothy R. Garrick                           Date:  March 1, 1999
Timothy R. Garrick
Vice President - Accounting
(Duly Authorized Officer)


                               EXHIBIT INDEX

Exhibit

2.1 Agreement and Plan of Merger, dated as of October 1, 1998 by and between AIMCO and IPT (incorporated by reference to Current Report on Form 8-K, dated October 1, 1998).


3    See Exhibit 4(a)

3.1       Second Amended and Restated Bylaws of IPT, dated October 2, 1998
          (incorporated by reference to Current Report on Form 8-K, dated
          October 1, 1998).

4    (a)  Amended and Restated Certificate and Agreement of Limited Partnership
          [included as Exhibit A to the Prospectus of Registrant dated May 27,
          1983 contained in Amendment No. 1 to Registration Statement No. 2-
          81308, of Registrant filed June 8, 1982 (the "Prospectus") and incorporated herein by reference].

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

(iii) Contracts related to refinancing of debt:

     (a) First Deeds of Trust and Security Agreements dated October 28, 1992 between New Shelter Properties V and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia
          Corporation, securing the following properties: Tar River and The Lexington. **

     (b) Second Deeds of Trust and Security Agreements dated October 28, 1992 between New Shelter Properties V Limited Partnership and Joseph
          Philip Forte (Trustee) and First Commonwealth Realty Credit
          Corporation, A Virginia Corporation, securing the following properties: Tar River and The Lexington. **

     (c)  First Assignments of Leases and Rents dated October 28, 1992 between
          New Shelter Properties V and Joseph Philip Forte (Trustee) and First
          Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Tar River and The Lexington. **

     (d)  Second Assignments of Leases and Rents dated October 28, 1992 between
          New Shelter Properties V and Joseph Philip  Forte (Trustee)  and First
          Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Tar River and The Lexington. **

     (e)  First Deeds of Trust Notes dated October 28, 1992 between New Shelter
          Properties V and First Commonwealth Realty Credit Corporation, relating to the following properties: Tar River and The Lexington. **

     (f)  Second Deeds of Trust Notes dated October 28, 1992 between New Shelter
          Properties V and First Commonwealth Realty Credit Corporation, relating to the following properties: Tar River and The Lexington.**

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

    (i)  Multifamily Note secured by a Mortgage or Deed of Trust dated
         November 1, 1996, between Shelter Properties V and Lehman Brothers
         Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers
         Holdings Inc., relating to Woodland Village Apartments.

    (j)  Multifamily Note secured by a Mortgage or Deed of Trust dated
         November 1, 1996, between Shelter Properties V and Lehman Brothers
         Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers
         Holdings Inc., relating to Lake Johnson Mews Apartments.

    (k)  Multifamily Note secured by a Mortgage or Deed of Trust dated
         November 1, 1996, between Shelter Properties V and Lehman Brothers
         Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers
         Holdings Inc., relating to Millhopper Village Apartments.

27    Financial Data Schedule.


99.1     Current Report on Form 8-K dated October 16, 1998 filed on October 1,
         1998 disclosing change in control of Registrant from Insignia
         Financial Group, Inc. to AIMCO.

99.2     Irrevocable Limited Proxy, dated October 1, 1998, among AIMCO, Andrew
         L. Farkas, James A. Aston and Frank M. Garrison (incorporated by reference to Current Report on Form 8-K, dated October 1, 1998).

99.3     Shareholder's Agreement, dated October 1, 1998, among AIMCO, Andrew L.
         Farkas, James A. Aston and Frank M. Garrison (incorporated by reference Current Report on Form 8-K, dated October 1, 1998).

