Form 10QSB
period 1999-02-28
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 1999-04-14
CIK 712753

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

                For the quarterly period ended February 28, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

                         Commission file number 0-11574


                              SHELTER PROPERTIES V
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




                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                            SHELTER PROPERTIES V

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               February 28, 1999



Assets

  Cash and cash equivalents                                        $ 1,505

  Receivables and deposits                                             632

  Restricted escrows                                                 1,082

  Other assets                                                         585

  Investment properties:

    Land                                               $  4,242

    Buildings and related personal property              72,277

                                                         76,519

    Less accumulated depreciation                       (44,147)    32,372


                                                                   $36,176


Liabilities and Partners' Capital (Deficit)


Liabilities

  Accounts payable                                                 $    42

  Tenant security deposit liabilities                                  362

  Accrued property taxes                                               148

  Other liabilities                                                    491

  Mortgage notes payable                                            31,001


Partners' Capital (Deficit)

  General partners                                     $  (339)

  Limited partners (52,538 units

     issued and outstanding)                             4,471       4,132


                                                                   $36,176


          See Accompanying Notes to Consolidated Financial Statements



b)                             SHELTER PROPERTIES V

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except per unit data)



                                               Three Months Ended

                                                  February 28,

Revenues:                                       1999         1998

 Rental income                                $3,422       $3,284

 Other income                                    194          203

   Total revenues                              3,616        3,487


Expenses:

 Operating                                     1,243        1,380

 General and administrative                       86          105

 Depreciation                                    732          720

 Interest                                        677          684

 Property taxes                                  215          201

   Total expenses                              2,953        3,090


   Net income                                 $  663       $  397


Net income allocated to general

 partners (1%)                                $    7       $    4

Net income allocated to limited

 partners (99%)                                  656          393


                                              $  663       $  397


Net income per limited partnership unit       $12.49       $ 7.48


Distribution per limited partnership unit     $35.80       $10.56


          See Accompanying Notes to Consolidated Financial Statements



c)                            SHELTER PROPERTIES V

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                     Limited

                                   Partnership   General   Limited

                                      Units     Partners   Partners    Total


Original capital contributions        52,538      $   2     $52,538   $52,540


Partners' (deficit) capital

  at November 30, 1998                52,538      $(327)    $ 5,696   $ 5,369


Net income for the three

  months ended February 28, 1999          --          7         656       663


Distributions to partners                 --        (19)     (1,881)   (1,900)


Partners' (deficit) capital

  at February 28, 1999                52,538      $(339)    $ 4,471   $ 4,132


          See Accompanying Notes to Consolidated Financial Statements



d)                            SHELTER PROPERTIES V

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                        Three Months Ended

                                                            February 28,

                                                        1999           1998

Cash flows from operating activities:

  Net income                                        $   663        $   397

  Adjustments to reconcile net income to net

   cash provided by operating activities:

    Depreciation                                        732            720

    Amortization of discounts and loan costs             45             45

    Change in accounts:

      Receivables and deposits                          346             14

      Other assets                                       12             58

      Accounts payable                                 (161)            21

      Tenant security deposit liabilities                 2              9

      Accrued property taxes                           (254)           (67)

      Other liabilities                                  46             10


         Net cash provided by operating activities    1,431          1,207


Cash flows from investing activities:

  Property improvements and replacements               (180)          (164)

  Net withdrawals from restricted escrows                31             85


         Net cash used in investing activities         (149)           (79)


Cash flows from financing activities:

  Payments on mortgage notes payable                   (124)          (115)

  Loan costs                                            (10)            --

  Partners' distributions                            (3,018)        (1,305)


         Net cash used in financing activities       (3,152)        (1,420)


Net decrease in cash and cash equivalents            (1,870)          (292)


Cash and cash equivalents at beginning of period      3,375          3,347

Cash and cash equivalents at end of period          $ 1,505        $ 3,055


Supplemental disclosure of cash flow

    information:

  Cash paid for interest                            $   632        $   641




          See Accompanying Notes to Consolidated Financial Statements




e)                             SHELTER PROPERTIES V

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty V Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 28, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended November 30, 1998.

PRINCIPLES OF CONSOLIDATION

The financial statements include all the accounts of the Partnership and its two 99.99% owned partnerships. The general partner of the consolidated partnerships is the Corporate General Partner. The Corporate General Partner may be removed by the Registrant; therefore, the consolidated partnerships are controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust, the entity which controlled the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - RECONCILIATION OF CASH FLOWS

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

                                                          Three Months Ended

                                                             February 28,

                                                            1999        1998

                                                            (in thousands)


Net cash provided by operating activities                 $ 1,431      $1,207

  Payments on mortgage notes payable                         (124)       (115)

  Property improvements and replacements                     (180)       (164)

  Change in restricted escrows, net                            31          85

  Changes in reserves for net operating

   liabilities                                                  9         (45)

  Additional operating reserves                            (1,167)       (968)

      Net cash used in operations                         $    --      $   --


The Corporate General Partner reserved an additional $1,167,000 and $968,000 at February 28, 1999 and 1998, respectively, to fund continuing capital improvements and repairs at the Partnership's seven investment properties.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and affiliates during the three months ended February 28, 1999 and 1998:


                                                     Three Months Ended

                                                        February 28,

                                                     1999         1998

                                                       (in thousands)

Property management fees (included in

 operating expenses)                                $ 179      $ 174

Reimbursement for services of affiliates

 (included in operating, general and

 administrative expenses, and investment

 properties) (1)                                       54         70


(1) Included in "reimbursements for services of affiliates" for the three months ended February 28, 1998 is approximately $2,000, in reimbursements for construction oversight costs. No such costs were incurred for the three months ended February 28, 1999.

For the three months ended February 28, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates $179,000 and $174,000 for the quarters ended February 28, 1999 and 1998, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $54,000 and $70,000 for the three months ended February 28, 1999 and 1998, respectively.

NOTE E - SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

As defined by Statement 131, the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of seven apartment complexes located in five states: Florida, South Carolina, Virginia, Georgia, and North Carolina. The Partnership rents apartment units to people for terms that are typically less than twelve months.

The Partnership evaluates performance based on net operating income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the fiscal year ended November 30, 1998.

The Partnership's reportable segments are investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended February 28, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.

              1999                RESIDENTIAL    OTHER       TOTALS

Rental income                     $   3,422    $     --   $  3,422
Other income                            174          20        194
Interest expense                        677          --        677
Depreciation                            732          --        732
General and administrative
 expense                                 --          86         86
Segment profit (loss)                   729         (66)       663
Total assets                         35,380         796     36,176
Capital expenditures for
 investment properties                  180          --        180

              1998                RESIDENTIAL    OTHER       TOTALS

Rental income                     $  3,284      $    --   $ 3,284
Other income                           178           25       203
Interest expense                       684           --       684
Depreciation                           720           --       720
General and administrative
 expense                                --          105       105
Segment profit (loss)                  477          (80)      397
Total assets                        37,738        2,135    39,873
Capital expenditures for
 investment properties                 164           --       164


NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain Corporate General Partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the quarters ended February 28, 1999 and 1998:


                                      Average Occupancy

                                       1999        1998

Foxfire Apartments

  Atlanta, Georgia                      93%         94%


Old Salem Apartments

  Charlottesville, Virginia             96%         94%


Woodland Village Apartments

  Columbia, South Carolina              95%         91%


Lake Johnson Mews

  Raleigh, North Carolina               94%         95%


The Lexington Apartments

  Sarasota, Florida                     97%         97%


Millhopper Village Apartments

  Gainesville, Florida                  94%         95%


Tar River Estates

  Greenville, North Carolina            96%         98%


The Corporate General Partner attributes the increase in occupancy at Woodland Village Apartments to management's intensified marketing efforts.

Results of Operations

The Registrant's net income for the three months ended February 28, 1999 was $663,000 as compared to $397,000 for the three months ended February 28, 1998. The increase in net income is primarily due to an increase in total revenue and a decrease in total expenses. Revenue increased due to an increase in rental income. The increase in rental income is due predominately to an increase in average annual rental rates at all seven of the Registrant's investment properties which more than offset decreases in occupancy at four out of the seven investment properties.

Expenses decreased primarily due to reductions in operating and general and administrative expenses which more than offset the slight increase in depreciation and property tax expenses. Interest expense remained relatively constant. Operating expense decreased primarily as a result of decreases in salaries and related expenses due to a reduction in work force at Woodland Village, The Lexington and Tar River Estates. In addition, insurance expense decreased at all of the properties due to a change in insurance carriers.

General and administrative expenses decreased primarily as a result of a decrease in management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audits and appraisals required by the Partnership Agreement.

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

Liquidity and Capital Resources

At February 28, 1999, the Registrant had cash and cash equivalents of approximately $1,505,000 as compared to approximately $3,055,000 at February 28, 1998. Cash and cash equivalents decreased approximately $1,870,000 for the three months ended February 28, 1999 from the Registrant's fiscal year end, primarily due to $3,152,000 of cash used in financing activities and $149,000 of cash used in investing activities, which was partially offset by $1,431,000 of cash provided by operating activities. Cash used in financing activities consisted of partner distributions and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements, offset slightly by withdrawals from escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Millhopper Village:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that Millhopper Village requires approximately $482,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $245,000 for 1999 at this property consisting primarily of flooring and cabinet replacement, structural repairs and recreational facility improvements. As of February 28, 1999 approximately $12,000 has been incurred consisting primarily of flooring replacement.

Foxfire Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that Foxfire Apartments requires approximately $281,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $340,000 for 1999 at this property consisting primarily of interior and exterior improvements. As of February 28, 1999 approximately $16,000 has been incurred consisting primarily of appliance and flooring replacements.

Lake Johnson Mews:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that Lake Johnson Mews requires approximately $483,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $226,000 for 1999 at this property consisting primarily of interior and exterior improvements. As of February 28, 1999 approximately $20,000 has been incurred consisting primarily of flooring replacements.

Woodland Village:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that Woodland Village requires approximately $482,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $480,000 for 1999 at this property consisting primarily of swimming pool repairs, a roofing project, heating upgrades, landscaping, parking lot repairs, and flooring replacements. As of February 28, 1999 approximately $14,000 has been incurred consisting primarily of flooring replacements.

The Lexington Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that The Lexington Apartments requires approximately $603,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $717,000 for 1999 at this property consisting primarily of landscaping, sewer and swimming pool projects, parking lot repairs and flooring replacements. As of February 28, 1999 approximately $67,000 has been incurred consisting primarily of sewer replacement and flooring replacements.

Tar River Estates:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that Tar River Estates requires approximately $603,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $540,000 for 1999 at this property consisting primarily of interior and exterior improvements. As of February 28, 1999 approximately $37,000 has been incurred consisting primarily of appliance and flooring replacements.

Old Salem Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that Old Salem Apartments requires approximately $482,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $900,000 for 1999 at this property consisting primarily of air conditioning upgrades, flooring replacement, roofing and parking lot projects and other interior and exterior building improvements. As of February 28, 1999 approximately $14,000 has been incurred consisting primarily of flooring replacements.

The additional capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $31,001,000 net of discount, is amortized over varying periods with required balloon payments ranging from May 1, 1999, to November 1, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. The mortgage on Foxfire Apartments which was originally to mature on February 1, 1999 has been extended for 90 days while the Corporate General Partner negotiates replacement financing. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Cash distributions of approximately $3,018,000 were paid during the quarter ended February 28, 1999, $1,118,000 of which related to a payable at November 30, 1998. The remaining $1,900,000 ($35.80 per limited partnership unit) was paid from operations. A cash distribution of approximately $1,305,000 was made during the quarter ended February 28, 1998, $750,000 of which related to a payable at November 30, 1997. The remaining $555,000 ($10.56 per limited partnership unit) was from refinancing proceeds and accordingly was distributed entirely to the limited partners. The Registrant's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.





                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b) Reports on Form 8-K filed during the first quarter ended February 28, 1999:

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



                              SHELTER PROPERTIES V

                              By:  Shelter Realty V Corporation
                                   Corporate General Partner

                             By:   /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President and Director

                              By:  /s/Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President _ Accounting and Director

                             Date: April 14, 1999