Form 10QSB
period 1999-05-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 1999-07-06
CIK 712753

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended May 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  Yes  X
No

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)
                              SHELTER PROPERTIES V

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                  May 31, 1999




Assets

  Cash and cash equivalents                                         $ 2,317

  Receivables and deposits                                              807

  Restricted escrows                                                  1,098

  Other assets                                                          632

  Investment properties:

    Land                                               $  4,242

    Buildings and related personal property              72,578

                                                         76,820

    Less accumulated depreciation                       (44,858)     31,962


                                                                    $36,816
Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                                  $    78

  Tenant security deposit liabilities                                   369

  Accrued property taxes                                                364

  Other liabilities                                                     439

  Mortgage notes payable                                             30,891

Partners' Capital (Deficit)

  General partners                                     $  (334)

  Limited partners (52,538 units

     issued and outstanding)                             5,009        4,675


                                                                    $36,816

          See Accompanying Notes to Consolidated Financial Statements

b)

                              SHELTER PROPERTIES V

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except per unit data)





                                 Three Months Ended      Six Months Ended

                                      May 31,                 May 31,

                                   1999        1998       1999      1998

Revenues:

  Rental income                  $3,469        $3,284    $6,891     $6,568

  Other income                      224           230       418        433

     Total revenues               3,693         3,514     7,309      7,001

Expenses:

  Operating                       1,445         1,495     2,688      2,875

  General and administrative        102            97       188        202

  Depreciation                      711           730     1,443      1,450

  Interest                          675           685     1,352      1,369

  Property taxes                    217           219       432        420

     Total expenses               3,150         3,226     6,103      6,316


     Net income                  $  543        $  288    $1,206     $  685

Net income allocated to

general partners (1%)            $    5        $    3    $   12     $    7

Net income allocated to

  limited partners (99%)            538           285     1,194        678

                                 $  543        $  288    $1,206     $  685

Net income per limited

  partnership unit               $10.24        $ 5.42    $22.73     $12.90

Distributions per limited

  partnership unit               $   --        $   --    $35.80     $10.56


          See Accompanying Notes to Consolidated Financial Statements

c)
                              SHELTER PROPERTIES V

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited

                               Partnership  General    Limited

                                  Units     Partners   Partners    Total


Original capital contributions    52,538     $   2      $52,538   $52,540


Partners' (deficit) capital

  at November 30, 1998            52,538     $(327)     $ 5,696   $ 5,369


Net income for the six

  months ended May 31, 1999           --        12        1,194     1,206


Distributions to partners             --       (19)      (1,881)   (1,900)


Partners' (deficit) capital

  at May 31, 1999                 52,538     $(334)     $ 5,009   $ 4,675


          See Accompanying Notes to Consolidated Financial Statements

d)
                              SHELTER PROPERTIES V

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                        Six Months Ended

                                                             May 31,

                                                         1999        1998

Cash flows from operating activities:

  Net income                                          $ 1,206      $   685

  Adjustments to reconcile net income to net

   cash provided by operating activities:

    Depreciation                                        1,443        1,450

    Amortization of discounts and loan costs               91           90

    Change in accounts:

      Receivables and deposits                            171         (202)

      Other assets                                        (63)          97

      Accounts payable                                   (125)         (59)

      Tenant security deposit liabilities                   9           30

      Accrued property taxes                              (38)         152

      Other liabilities                                    (6)           9


         Net cash provided by operating activities      2,688        2,252


Cash flows from investing activities:

  Property improvements and replacements                 (481)        (409)

  Net withdrawals from restricted escrows                  15          195


         Net cash used in investing activities           (466)        (214)


Cash flows from financing activities:

  Payments on mortgage notes payable                     (252)        (232)

  Loan costs paid                                         (10)          --

  Partners' distributions                              (3,018)      (1,305)


         Net cash used in financing activities         (3,280)      (1,537)


Net (decrease) increase in cash and cash equivalents   (1,058)         501

Cash and cash equivalents at beginning of period        3,375        3,347


Cash and cash equivalents at end of period            $ 2,317      $ 3,848


Supplemental disclosure of cash flow information:

  Cash paid for interest                              $ 1,261      $ 1,280


          See Accompanying Notes to Consolidated Financial Statements


e)
                              SHELTER PROPERTIES V

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty V Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended May 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended November 30, 1998.

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

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired a 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

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

                                                          Six Months Ended

                                                               May 31,

                                                          1999          1998

                                                            (in thousands)


Net cash provided by operating activities               $ 2,688        $2,252
  Payments on mortgage notes payable                       (252)         (232)
  Property improvements and replacements                   (481)         (409)
  Change in restricted escrows, net                          15           195
  Change in reserves for net operating liabilities           52           (27)
  Additional operating reserves                          (1,352)       (1,779)
       Net cash used in operations                      $   670       $    --

The Corporate General Partner reserved an additional $1,352,000 and $1,779,000 at May 31, 1999 and 1998, respectively, to fund capital improvements and repairs at the Partnership's seven investment properties.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the six months ended May 31, 1999 and 1998:

                                                       1999         1998

                                                        (in thousands)

Property management fees (included in

 operating expenses)                                $ 365          $ 351

Reimbursement for services of affiliates

 (included in general and administrative expenses

 and investment properties) (1)                       107            126


(1) Included in "Reimbursement for services of affiliates" for the six months ended May 31, 1998 is approximately $4,000, in reimbursements for construction oversight costs. There were no such costs incurred for the six months ended May 31, 1999.

During the six months ended May 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates $365,000 and $351,000 for the six months ended May 31, 1999 and 1998, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $107,000 and $126,000 for the six months ended May 31, 1999 and 1998, respectively.

NOTE E - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenue:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of seven apartment complexes located in Florida, South Carolina, Virginia, Georgia, and North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the fiscal year ended November 30, 1998.

Factors management used to identify the enterprises reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the six months ended May 31, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

              1999                RESIDENTIAL    OTHER       TOTALS

Rental income                     $   6,891    $     --   $  6,891
Other income                            392          26        418
Interest expense                      1,352          --      1,352
Depreciation                          1,443          --      1,443
General and administrative
 expense                                 --         188        188
Segment profit (loss)                 1,368        (162)     1,206
Total assets                         36,183         633     36,816
Capital expenditures for
 investment properties                  481          --        481



              1998                RESIDENTIAL    OTHER       TOTALS

Rental income                     $  6,568      $    --   $ 6,568
Other income                           379           54       433
Interest expense                     1,369           --     1,369
Depreciation                         1,450           --     1,450
General and administrative
 expense                                --          202       202
Segment profit (loss)                  833         (148)      685
Total assets                        36,984        3,236    40,220
Capital expenditures for
 investment properties                 409           --       409

NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC V. INSIGNIA FINANCIAL GROUP, INC. ET AL. in the Superior Court of the State of California, county of Los Angeles. This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. These costs have been paid and are included in general and administrative expenses at May 31, 1999. The expense did not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended May 31, 1999 and 1998:

                                       Average Occupancy

                                       1999        1998


Foxfire Apartments

  Atlanta, Georgia                      95%         93%


Old Salem Apartments

  Charlottesville, Virginia             95%         94%


Woodland Village Apartments

  Columbia, South Carolina              95%         91%


Lake Johnson Mews

  Raleigh, North Carolina               95%         94%


The Lexington Green Apartments

  Sarasota, Florida                     98%         96%


Millhopper Village Apartments

  Gainesville, Florida                  95%         96%


Tar River Estates

  Greenville, North Carolina            96%         97%


The Corporate General Partner attributes the increase in occupancy at Woodland Village Apartments to management's intensified marketing efforts.

Results of Operations

The Registrant's net income for the three and six months ended May 31, 1999 was approximately $543,000 and $1,206,000 as compared to approximately $288,000 and $685,000 for the three and six months ended May 31, 1998. The increase in net income is due to an increase in total revenue and a decrease in total expenses. Total revenue increased due to an increase in rental income. The increase in rental income is due primarily to the increase in average annual rental rates at all seven of the Registrant's investment properties and the increase in occupancy at all properties except Millhopper Village and Tar River Estates.
The increase in rental income is partially offset by a decrease in other income which is due primarily to lower interest income as a result of a decrease in the cash balances in money market accounts.

Total expenses decreased primarily due to reductions in operating expense and to a lesser extent reductions in depreciation, interest, and general and administrative expenses. Operating expense decreased due to decreases in salaries and related expenses, insurance, and maintenance expenses. Salaries and related expenses decreased due to a reduction in the work force at Foxfire Apartments and The Lexington Apartments. Insurance expense decreased at all of the investment properties due to a change in insurance carriers during the current year. Maintenance expense decreased as a result of expenses incurred in the first six months of 1998 for major landscaping and interior building improvements, which did not recur in the first six months of 1999. The decrease in total expenses for the six months ended May 31, 1999 was slightly offset by an increase in property taxes due to an overaccrual of property taxes for the first six months of 1999 at Foxfire Apartments.

General and administrative expenses decreased as a result of a decrease in management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audits and appraisals required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environments of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

The Registrant had cash and cash equivalents of approximately $2,317,000 at May
31, 1999, compared to approximately $3,848,000 at May 31, 1998.   The decrease
in cash and cash equivalents of approximately $1,058,000 for the six months ended May 31, 1999 from the Registrant's year end, is primarily due to approximately $3,280,000 of cash used in financing activities and approximately $466,000 of cash used in investing activities which was partially offset by approximately $2,688,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of partner distributions and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements which was offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Millhopper Village

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that Millhopper Village requires approximately $482,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $245,000 for 1999 at this property consisting primarily of floor and cabinet replacements, structural repairs and recreational facility improvements. During the six months ended May 31, 1999, the Partnership spent approximately $92,000 on capital improvements consisting primarily of structural repairs and floor covering replacement.

Foxfire Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that Foxfire Apartments requires approximately $281,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $340,000 for 1999 at this property consisting primarily of interior and exterior improvements. During the six months ended May 31, 1999, the Partnership spent approximately $61,000 on capital improvements consisting primarily of swimming pool repairs and floor covering replacement. The swimming pool repairs are substantially complete as of May 31, 1999.

Lake Johnson Mews

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that Lake Johnson Mews requires approximately $483,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $226,000 for 1999 at this property consisting primarily of interior and exterior improvements. During the six months ended May 31, 1999, the Partnership spent approximately $42,000 on capital improvements consisting primarily of floor covering replacement.

Woodland Village

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that Woodland Village requires approximately $482,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $480,000 for 1999 at this property consisting primarily of swimming pool repairs, a roofing project, heating upgrades, landscaping, parking lot repairs, and flooring replacements. During the six months ended May 31, 1999, the Partnership spent approximately $77,000 on capital improvements consisting primarily of floor covering replacements, swimming pool repairs, and exterior painting.

The Lexington Green Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that The Lexington Green Apartments requires approximately $603,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $717,000 for 1999 at this property consisting primarily of landscaping, sewer and swimming pool projects, parking lot repairs and floor covering replacements. During the six months ended May 31, 1999, the Partnership spent approximately $85,000 on capital improvements consisting primarily of sewer replacement and floor covering replacement.

Tar River Estates

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that Tar River Estates requires approximately $603,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $540,000 for 1999 at this property consisting primarily of interior and exterior improvements. During the six months ended May 31, 1999, the Partnership spent approximately $80,000 on capital improvements consisting primarily of floor covering replacement.

Old Salem Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that Old Salem Apartments requires approximately $482,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $900,000 for 1999 at this property consisting primarily of air conditioning upgrades, floor covering replacement, roofing and parking lot projects and other interior and exterior building improvements. During the six months ended May 31, 1999, the Partnership spent approximately $44,000 on capital improvements consisting primarily of floor covering replacement.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $30,891,000 net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to November 1, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. The mortgage on Foxfire Apartments which was originally scheduled to mature on February 1, 1999 has been extended while the Corporate General Partner negotiates replacement financing. Negotiations are continuing at this time. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

Cash distributions of approximately $3,018,000 were paid during the six months ended May 31, 1999, $1,118,000 of which related to a payable at November 30, 1998. The remaining $1,900,000 ($1,881,000 of which was paid to the limited partners which was $35.80 per limited partnership unit) was paid from operations. A cash distribution of approximately $1,305,000 was made during the six months ended May 31, 1998, $750,000 of which related to a payable at November 30, 1997. The remaining $555,000 ($10.56 per limited partnership unit) was from refinancing proceeds and accordingly was distributed entirely to the limited partners. Subsequent to May 31, 1998 the Corporate General Partner approved and paid a distribution of $670,000 from operations ($663,300 of which was paid to limited partners which was $12.63 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after planned capital improvement expenditures to permit any additional distributions to its partners in 1999 or subsequent periods.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of April 30, 1999, had completed approximately 75% of this effort.

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

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of May 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of May 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by August 1, 1999.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC V. INSIGNIA FINANCIAL GROUP, INC. ET AL. in the Superior Court of the State of California, county of Los Angeles. This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. These costs have been paid and are included in general and administrative expenses at May 31, 1999. The expense did not have a material effect on the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K:

     None filed during the six months ended May 31, 1999:


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



                                   SHELTER PROPERTIES V

                            By:    Shelter Realty V Corporation
                                   Corporate General Partner

                            By:    /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President and Director

                            By:    /s/Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President
                                   Finance and Administration

                             Date: July 6, 1999