Form 10QSB
period 1999-08-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 1999-10-13
CIK 712753

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

                 For the quarterly period ended August 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

ITEM 1.   FINANCIAL STATEMENTS

a)

                              SHELTER PROPERTIES V

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                August 31, 1999


Assets
 Cash and cash equivalents                                             $  2,453
 Receivables and deposits                                                 1,002
 Restricted escrows                                                         799
 Other assets                                                               664
 Investment properties:
   Land                                                    $  4,242
   Buildings and related personal property                   73,132
                                                             77,374
   Less accumulated depreciation                            (45,508)     31,866
                                                                       $ 36,784
Liabilities and Partners' Capital (Deficit)
Liabilities
 Accounts payable                                                      $    188
 Tenant security deposit liabilities                                        342
 Accrued property taxes                                                     527
 Other liabilities                                                          463
 Mortgage notes payable                                                  30,778
Partners' Capital (Deficit)
 General partners                                           $   (341)
 Limited partners (52,538 units
   issued and outstanding)                                    4,827       4,486

                                                                       $ 36,784

          See Accompanying Notes to Consolidated Financial Statements


b)

                              SHELTER PROPERTIES V
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                              Three Months Ended           Nine Months Ended
                                  August 31,                  August 31,
                             1999             1998          1999        1998
Revenues:
 Rental income              $3,364           $3,225       $10,255      $9,793
 Other income                  225              278           643         711
   Total revenues            3,589            3,503        10,898      10,504

Expenses:
 Operating                   1,445            1,421         4,133       4,296
 General and
 administrative                112               87           300         289
 Depreciation                  650              734         2,093       2,184
 Interest                      690              681         2,042       2,050
 Property taxes                206              196           638         616
   Total expenses            3,103            3,119         9,206       9,435

       Net income           $  486           $  384        $1,692      $1,069

Net income allocated to

general partners (1%)       $    5           $    4        $   17      $   11
Net income allocated to
limited partners (99%)         481              380         1,675       1,058
                            $  486           $  384        $1,692      $1,069
Net income per limited
partnership unit            $ 9.16           $ 7.23        $31.88      $20.14

Distributions per
  limited partnership
  unit                      $12.62           $   --        $48.42      $10.56

          See Accompanying Notes to Consolidated Financial Statements


c)

                              SHELTER PROPERTIES V
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership  General   Limited
                                     Units    Partners  Partners    Total

Original capital contributions       52,538    $     2   $52,538   $52,540

Partners' (deficit) capital
  at November 30, 1998               52,538    $  (327)  $ 5,696   $ 5,369

Net income for the nine months
  ended August 31, 1999                  --         17     1,675     1,692

Partners' distributions paid             --        (31)   (2,544)   (2,575)

Partners' (deficit) capital
  at August 31, 1999                 52,538    $  (341)  $ 4,827   $ 4,486

          See Accompanying Notes to Consolidated Financial Statements


d)

                              SHELTER PROPERTIES V
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                         Nine Months Ended
                                                            August 31,
                                                          1999       1998
Cash flows from operating activities:
  Net income                                            $ 1,692    $ 1,069
  Adjustments to reconcile net income to net
     cash provided by operating activities:
  Depreciation                                            2,093      2,184
  Amortization of discounts and loan costs                  156        136
  Change in accounts:
     Receivables and deposits                               (24)      (281)
     Other assets                                          (124)        71
     Accounts payable                                       (15)        49
     Tenant security deposit liabilities                    (18)         5
     Accrued property taxes                                 125        257
     Other liabilities                                       18        (15)

         Net cash provided by operating activities        3,903      3,475

Cash flows from investing activities:
  Property improvements and replacements                 (1,035)      (711)
  Net withdrawals from restricted escrows                   314        132

         Net cash used in investing activities             (721)      (579)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (382)      (352)
  Loan costs paid                                           (29)       --
  Partners' distributions                                (3,693)    (1,305)

Net cash used in financing activities                    (4,104)    (1,657)

Net (decrease) increase in cash and cash equivalents       (922)     1,239

Cash and cash equivalents at beginning of period          3,375      3,347

Cash and cash equivalents at end of period              $ 2,453    $ 4,586

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $ 1,887    $ 1,916

          See Accompanying Notes to Consolidated Financial Statements

e)

                              SHELTER PROPERTIES V
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty V Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended August 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended November 30, 1998.

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

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner.

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

                                                     Nine Months Ended
                                                         August 31,
                                                    1999             1998
                                                       (in thousands)

Net cash provided by operating activities         $ 3,903           $ 3,475
Payments on mortgage notes payable                   (382)             (352)
Property improvements and replacements             (1,035)             (711)
Change in restricted escrows, net                     314               132
Changes in reserves for net operating
 liabilities                                           38               (86)
Additional operating reserves                      (2,338)           (2,458)
Net cash used in operations                       $   500           $    --

The Corporate General Partner reserved an additional $2,338,000 and $2,458,000 at August 31, 1999 and 1998, respectively, to fund capital improvements and repairs at the Partnership's seven investment properties.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Corporate General Partner and affiliates during the nine months ended August 31, 1999 and 1998:
                                                           1999      1998
                                                           (in thousands)
Property management fees (included in
  operating expenses)                                     $ 548      $ 526
Reimbursement for services of affiliates
  (included in general and administrative expenses
   and investment properties)                               186        181

During the nine months ended August 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $548,000 and $526,000 for the nine months ended August 31, 1999 and 1998, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $186,000 and $181,000 for the nine months ended August 31, 1999 and 1998, respectively. Included in these expenses for the nine months ended August 31, 1999 and 1998, is approximately $3,000 and $5,000, respectively, in reimbursements for construction oversight costs.

On July 21, 1998, an affiliate of the Corporate General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 19,500 of the outstanding units of limited partnership interest in the Partnership at $520 per Unit, net to the seller in cash. The Purchaser acquired 2,725 units pursuant to this tender offer.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Corporate General Partner commenced a tender offer to purchase up to 1,150 (2.2% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $544.00 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 514 units. As a result, AIMCO and its affiliates currently own 24,204 units of limited partnership interest in the Partnership representing 46.1% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE E - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of seven apartment complexes located in Florida (2), South Carolina (1), Virginia (1), Georgia(1), and North Carolina (2). The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended November 30, 1998.

Factors management used to identify the enterprises reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine months ended August 31, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                1999                  Residential      Other       Totals
                                                 (in thousands)
Rental income                           $10,255     $    --       $10,255
Other income                                610          33           643
Interest expense                          2,042          --         2,042
Depreciation                              2,093          --         2,093
General and administrative expense           --         300           300
Segment profit (loss)                     1,959        (267)        1,692
Total assets                             36,493         291        36,784
Capital expenditures for
  investment properties                   1,035          --         1,035


                1998                  Residential      Other       Totals
                                                 (in thousands)
Rental income                           $ 9,793       $    --     $ 9,793
Other income                                617            94         711
Interest expense                          2,050            --       2,050
Depreciation                              2,184            --       2,184
General and administrative expense           --           289         289
Segment profit (loss)                     1,264          (195)      1,069
Total assets                             36,684         3,981      40,665
Capital expenditures for
  investment properties                    711             --         711

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

NOTE G - SUBSEQUENT EVENT

During September 1999, one of the Partnership's investment properties, Tar River Estates, was affected by the severe flooding which has affected certain areas of North Carolina. The property has incurred extensive damage as a result of this flooding. The property is covered by insurance and it is anticipated that costs incurred to restore the property will be covered by this insurance.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended August 31, 1999 and 1998:

                                        Average Occupancy
Property                                1999        1998

Foxfire Apartments
   Atlanta, Georgia                      94%         93%

Old Salem Apartments
   Charlottesville, Virginia             95%         93%

Woodland Village Apartments
   Columbia, South Carolina              94%         92%

Lake Johnson Mews
   Raleigh, North Carolina               95%         94%

The Lexington Green Apartments
   Sarasota, Florida                     98%         95%

Millhopper Village Apartments
   Gainesville, Florida                  95%         96%

Tar River Estates
   Greenville, North Carolina            94%         95%

The Corporate General Partner attributes the increase in occupancy at The Lexington Green Apartments to management's intensified marketing efforts as well as capital improvements to enhance the exterior of the property.

Results of Operations

The Registrant's net income for the three and nine months ended August 31, 1999 was approximately $486,000 and $1,692,000 as compared to approximately $384,000 and $1,069,000 for the three and nine months ended August 31, 1998. The increase in net income is due to an increase in total revenue and a decrease in total expenses. Total revenue increased due to an increase in rental income. The increase in rental income is due primarily to the increase in average annual rental rates at all seven of the Registrant's investment properties and the increase in average occupancy at all properties except Millhopper Village and Tar River Estates. The increase in rental income is partially offset by a decrease in other income, which is due primarily to lower interest income as a result of a decrease in interest bearing cash balances as a result of distributions paid during 1999.

Total expenses remained relatively constant for the three months ended August 31, 1999 as increases in operating, general and administrative, interest and property tax expense were substantially offset by a decrease in depreciation expense. Total expenses for the nine months ended August 31, 1999 decreased primarily due to reductions in operating expense and to a lesser extent a reduction in depreciation expense. Operating expense decreased due to decreases in insurance and maintenance expenses. Insurance expense decreased at all of the investment properties due to a change in insurance carriers during the current fiscal year. Maintenance expense decreased as a result of expenses incurred in the first nine months of 1998 for major landscaping and interior building improvements, which did not recur in the first nine months of 1999.
The decrease in depreciation expense is a result of assets becoming fully depreciated.

General and administrative expenses increased slightly for both comparable periods as a result of an increase in legal costs, which include the Partnership's portion of settlement costs paid in March 1999 as disclosed in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1998. Also included in general and administrative expense at both August 31, 1999 and 1998 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audits and appraisals required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

The Registrant had cash and cash equivalents of approximately $2,453,000 at August 31, 1999, compared to approximately $4,586,000 at August 31, 1998. The decrease in cash and cash equivalents of approximately $922,000 for the nine months ended August 31, 1999 from the Registrant's fiscal year end is primarily due to approximately $4,104,000 of cash used in financing activities and approximately $721,000 of cash used in investing activities which was partially offset by approximately $3,903,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of partner distributions and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties along with loan costs incurred to extend the due date of the debt on Foxfire Apartments while new financing can be arranged.
Cash used in investing activities consisted of property improvements and replacements which was offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Millhopper Village

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that Millhopper Village requires approximately $482,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $245,000 for 1999 which include certain of the required improvements and consist primarily of floor and cabinet replacements, structural and recreational facility improvements. During the nine months ended August 31, 1999, the Partnership spent approximately $134,000 on capital improvements consisting primarily of structural improvements and floor covering replacement. The structural improvements are substantially complete as of August 31, 1999.

Foxfire Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that Foxfire Apartments requires approximately $281,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $340,000 for 1999 which include certain of the required improvements and consist primarily of interior and exterior improvements.
During the nine months ended August 31, 1999, the Partnership spent approximately $175,000 on capital improvements consisting primarily of roof additions and floor covering replacement. The roof repairs are complete as of August 31, 1999.

Lake Johnson Mews

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that Lake Johnson Mews requires approximately $483,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $226,000 for 1999 which include certain of the required improvements and consist primarily of interior and exterior improvements. During the nine months ended August 31, 1999, the Partnership spent approximately $75,000 on capital improvements consisting primarily of floor covering replacement.

Woodland Village

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that Woodland Village requires approximately $482,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $480,000 for 1999 which include certain of the required improvements and consist primarily of swimming pool improvements, a roofing project, heating upgrades, landscaping, parking lot improvements, and flooring replacements. During the nine months ended August 31, 1999, the Partnership spent approximately $252,000 on capital improvements which include certain of the required improvements and consist primarily of floor covering replacements, swimming pool improvements, and parking lot upgrades, and roof upgrades. The swimming pool repairs are complete as of August 31, 1999.

The Lexington Green Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that The Lexington Green Apartments requires approximately $603,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $717,000 for 1999 which include certain of the required improvements and consist primarily of landscaping, sewer and swimming pool projects, parking lot improvements and floor covering replacements. During the nine months ended August 31, 1999, the Partnership spent approximately $156,000 on capital improvements consisting primarily of sewer improvements, and floor covering replacement.

Tar River Estates

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that Tar River Estates requires approximately $603,000 of capital improvements over the next few years.

The Partnership has budgeted, but is not limited to, capital improvements of approximately $540,000 for 1999 which include certain of the required improvements and consist primarily of interior and exterior improvements. During the nine months ended August 31, 1999, the Partnership spent approximately $115,000 on capital improvements consisting primarily of floor covering replacement. During September 1999, Tar River Estates was affected by the severe flooding which has affected certain areas of North Carolina. The property has incurred extensive damage as a result of the flooding. The property is covered by insurance and it is anticipated that costs incurred to restore the property will be caused by this insurance.

Old Salem Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that Old Salem Apartments requires approximately $482,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $900,000 for 1999 which include certain of the required improvements and consist primarily of air conditioning upgrades, floor covering replacement, roofing and parking lot projects and other interior and exterior building improvements. During the nine months ended August 31, 1999, the Partnership spent approximately $128,000 on capital improvements consisting primarily of floor covering replacement, HVAC replacement and structural improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $30,778,000 net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to November 1, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. The mortgage on Foxfire Apartments which was originally scheduled to mature on February 1, 1999 has been extended while the Corporate General Partner negotiates replacement financing. Negotiations to refinance the loan encumbering Foxfire and Old Salem are continuing at this time. There is no assurance that these loans can be consummated. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Cash distributions of approximately $3,693,000 were paid during the nine months ended August 31, 1999, $1,118,000 of which related to a payable at November 30, 1998. The remaining $2,575,000 ($2,544,000 of which was paid to the limited partners, $48.42 per limited partnership unit) was paid from operations. A cash distribution of approximately $1,305,000 was made during the nine months ended August 31, 1998, $750,000 of which related to a payable at November 30, 1997. The remaining $555,000 ($10.56 per limited partnership unit) was from refinancing proceeds and accordingly was distributed entirely to the limited partners. Subsequent to August 31, 1999 the Corporate General Partner approved a distribution of $500,000 from operations ($495,000 of which is to be paid to limited partners, $9.42 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after planned capital improvement expenditures to permit any additional distributions to its partners in 1999 or subsequent periods.

On July 21, 1998, an affiliate of the Corporate General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 19,500 of the outstanding units of limited partnership interest in the Partnership at $520 per Unit, net to the seller in cash. The Purchaser acquired 2,722 units pursuant to this tender offer.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Corporate General Partner commenced a tender offer to purchase up to 1,150 (2.2% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $544.00 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 514 units. As a result, AIMCO and its affiliates currently own 24,204 units of limited partnership interest in the Partnership representing 46.1% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

During September 1999, one of the Partnership's investment properties, Tar River Estates, was affected by the severe flooding which has affected certain areas of North Carolina. The property has incurred extensive damage as a result of this flooding. The property is covered by insurance and it is anticipated that costs incurred to restore the property will be covered by this insurance.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of August 31, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of August 31, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan was to move accounts from any institution that could not be certified Year 2000 compliant by September 1, 1999. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

               b)   Reports on Form 8-K:

                    None filed during the quarter ended August 31, 1999.

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

                                 SHELTER PROPERTIES V

                                 By:     Shelter Realty V Corporation
                                         Corporate General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President and Director

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:   October 13, 1999