Form 10KSB
period 1999-12-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2000-02-28
CIK 712753

February 28, 2000

United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Shelter Properties V
      Form 10-KSB
      File No. 0-11574

To Whom it May Concern:

The accompanying Form 10-KSB for the year ended November 30, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,




Stephen Waters
Real Estate Controller


     FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d)

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended November 30, 1999

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

                          55 Beattie Place, PO Box 1089

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

Yes X  No____


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No___

State issuer's revenues for its most recent fiscal year.  $14,649,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of November 30, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                 -------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

------------------------------------------------------------------------------





                                     PART I

Item 1.  Description of Business

Shelter Properties V (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partnership interest in the Registrant was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1983 and 1984, during its acquisition phase, the Registrant acquired eight existing apartment properties. The Registrant continues to own and operate seven of these properties. See "Item 2. Description of Properties".

Commencing May 27, 1983, the Registrant offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, up to 99,900 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000), or 2 Units ($2,000) for an Individual Retirement Account. An additional 100 Units were purchased by the Corporate General Partner.

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

The Registrant has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner. An affiliate of the Corporate General Partner has been providing such property management services.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

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

Foxfire Apartments                 07/19/83  Fee ownership, subject   Apartment
  Atlanta, Georgia                           to first mortgage. (1)   266 units

Old Salem Apartments               08/25/83  Fee ownership, subject   Apartment
  Charlottesville, Virginia                  to first mortgage.       364 units

Woodland Village Apartments        09/01/83  Fee ownership, subject   Apartment
  Columbia, South Carolina                   to first mortgage.       308 units

Lake Johnson Mews Apartments       09/30/83  Fee ownership, subject   Apartment
  Raleigh, North Carolina                    to first mortgage.       201 units

The Lexington Green Apartments     10/31/83  Fee ownership, subject   Apartment
  Sarasota, Florida                          to first and second      267 units
                                             mortgages. (1)

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


                             Gross
                            Carrying   Accumulated                          Federal
Property                      Value    Depreciation     Rate    Method     Tax Basis
--------                      -----    ------------     ----    ------     ---------
                                 (in thousands)                         (in thousands)


Foxfire Apartments           $10,847     $ 6,689      5-29 yrs    S/L       $ 1,486
Old Salem Apartments          17,421       9,959      5-28 yrs    S/L         2,849
Woodland Village
   Apartments                 12,301       7,147      5-30 yrs    S/L         1,832
Lake Johnson Mews
   Apartments                  8,565       4,876      5-30 yrs    S/L         1,191
The Lexington Green
   Apartments                 10,385       5,360      5-34 yrs    S/L         2,507
Millhopper Village
   Apartments                  5,828       3,504      5-29 yrs    S/L           765
Tar River Estates             10,614       6,541      5-27 yrs    S/L         2,147
                              ------      ------                             ------
                             $75,961     $44,076                            $12,777
                              ======      ======                             ======

See "Note A" to the financial statements included in "Item 7" for a description of the Partnership's depreciation policy and "Note J - Change in Accounting Principle".

Schedule of Property Indebtedness:
---------------------------------

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                           Principal                                          Principal
                           Balance At     Stated                               Balance
                          November 30,   Interest    Period     Maturity        Due At
       Property               1999         Rate     Amortized   Date(3)      Maturity(3)
       --------               ----         ----     ---------   -------      -----------
                         (in thousands)                                     (in thousands)

Foxfire Apartments
  1st mortgage             $ 7,200         7.79%       (1)      11/01/19     $    59

Old Salem Apartments
  1st mortgage              10,157         8.02%       (1)      12/01/19          85

Woodland Village
  Apartments
  1st mortgage               4,950         7.33%      none      11/01/03       4,950

Lake Johnson Mews
  Apartments
  1st mortgage               4,350         7.33%      none      11/01/03       4,350

The Lexington Green
  Apartments
  1st mortgage               3,280         7.60%       (2)      11/15/02       2,870
  2nd mortgage                 123         7.60%      none      11/15/02         123

Millhopper Village
  Apartments
  1st mortgage               2,700         7.33%      none      11/01/03       2,700

Tar River Estates
  Apartments
  1st mortgage               4,531         7.60%       (2)      11/15/02       3,965
  2nd mortgage                 169         7.60%      none      11/15/02         169
                            ------                                            ------
                            37,460                                           $19,271
                                                                              ======
Less unamortized
  discounts                   (238)
                            ------

Total                      $37,222
                            ======

(1)   The principal balance is being amortized over 240 months.
(2) The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.
(3) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

During October and November 1999, the Partnership refinanced the mortgage notes at Foxfire Apartments and Old Salem Apartments. Gross proceeds from the refinancings were $7,200,000 and $10,157,000, respectively of which approximately $4,519,000 and $6,287,000 was used to pay off the existing mortgage notes. The new notes require monthly principal and interest payments at fixed interest rates of 7.79% for Foxfire Apartments and 8.02% for Old Salem Apartments. The old debt carried fixed interest rates of 7.50% and 10.375% with maturities of 05/01/99 and 12/10/16.

Rental Rates and Occupancy:

Average annual rental rate and occupancy for 1999 and 1998 for each property is as follows:


                                           Average Annual            Average Annual
                                            Rental Rates                Occupancy
                                             (per unit)
 Property                               1999           1998          1999       1998
 --------                               ----           ----          ----       ----

 Foxfire Apartments                    $ 8,071       $  7,776         94%        93%
 Old Salem Apartments                    7,578          7,402         96%        94%
 Woodland Village Apartments             7,723          7,493         94%        93%
 Lake Johnson Mews Apartments            8,710          8,389         95%        95%
 The Lexington Green Apartments          7,918          7,762         97%        94%
 Millhopper Village Apartments           8,462          8,129         96%        96%
 Tar River Estates Apartments            6,366          6,176         82%        96%


During September 1999, Tar River Estates was damaged by severe flooding which affected certain areas of North Carolina. The property has incurred extensive damage as a result of the flooding causing portions of the property to be unavailable for occupancy since September 1999. It is expected that a majority of the damage costs will be covered by insurance. The Corporate General Partner is currently involved in discussions relating to the redevelopment of the property and anticipates the start of construction in the near future.

The Corporate General Partner attributes the increase in occupancy at The Lexington Green Apartments to management's intensified marketing efforts as well as capital improvements to enhance the exterior of the property.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. As of November 30, 1999, no residential tenant leases 10% or more of the available rental space. With the exception of Tar River Estates as noted above, all of the properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were:

                                           1999              1999
                                         Billing*            Rate
                                         -------             ----
                                      (in thousands)

Foxfire Apartments                        $102                3.79%
Old Salem Apartments                        87                0.72%
Woodland Village Apartments                157               32.74%
Lake Johnson Mews Apartments                68                1.28%
The Lexington Green Apartments             194                2.47%
Millhopper Village Apartments               79                2.65%
Tar River Estates Apartments               136                1.46%

*These properties have a fiscal year different than the real estate tax year; therefore, tax expense as stated in the Partnership's Consolidated Statement of Operations does not agree to the 1999 billings.

Capital Improvements:

Foxfire Apartments: The Partnership completed approximately $299,000 in capital expenditures at Foxfire Apartments as of November 30, 1999, consisting primarily of roof improvements, exterior painting and floor covering replacement. These improvements were funded primarily from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $79,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Old Salem Apartments: The Partnership completed approximately $1,292,000 in capital expenditures at Old Salem Apartments as of November 30, 1999, consisting primarily of floor covering replacements, parking lot improvements, structural building improvements, roof replacements and air conditioning upgrades. These improvements were funded primarily from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $109,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Woodland Village Apartments: The Partnership completed approximately $421,000 in capital expenditures at Woodland Village Apartments as of November 30, 1999, consisting primarily of roof replacements, exterior painting, floor covering replacement and pool upgrades. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $92,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lake Johnson Mews Apartments: The Partnership completed approximately $270,000 in capital expenditures at Lake Johnson Mews Apartments as of November 30, 1999, consisting primarily of floor covering replacement, interior and exterior building improvements, and parking lot improvements. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $60,300. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lexington Green Apartments: The Partnership completed approximately $464,000 in capital expenditures at The Lexington Green Apartments as of November 30, 1999, consisting primarily of landscaping, parking lot improvements, sewer improvements and floor covering replacement. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $80,100. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Millhopper Village: The Partnership completed approximately $175,000 in capital expenditures at Millhopper Village Apartments as of November 30, 1999, consisting primarily of structural improvements and floor covering replacements. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $40,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tar River Estates: The Partnership completed approximately $769,000 in capital expenditures at Tar River Estates Apartments as of November 30, 1999, consisting primarily of construction in progress due to damage from the September flood and floor covering replacement. These improvements were funded primarily from insurance proceeds, replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $120,600 not including additional improvements required as a result of the flood damage which will be covered by additional insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

During the fiscal quarter ended November 30, 1999, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 52,538 limited partnership units aggregating $52,538,000, inclusive of 100 units which were purchased by the Corporate General Partner. The Partnership currently has 1,964 holders of record owning an aggregate of 52,538 Units. Affiliates of the Corporate General Partner owned 26,024 units or approximately 49.53% at November 30, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended November 30, 1998 and 1999.

                                                       Distribution

                                                                 Per Limited
                                             Aggregate         Partnership Unit

          12/01/97 - 11/30/98            $3,554,000 (1)          $ 67.49

          12/01/98 - 11/30/99             3,073,000 (2)            57.84

(1) Consists of $2,436,000 of distributions which were paid during the year ended November 30, 1998 and $1,118,000 of distributions which were paid subsequent to the Registrant's November 30, 1998 fiscal year end. Consists of $769,000 from operations and $2,785,000 from surplus funds.

(2)   Consists of $3,073,000 of cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender for The Lexington Green Apartments and Tar
River Estates Apartments is less than $400 per apartment unit for each respective property for a total of $267,600. As of November 30, 1999, the reserve accounts were fully funded with approximately $482,000 on deposit with the mortgage lender.

Several tender offers were made by various parties, including affiliates of the general partners, during the fiscal years ended November 30, 1999 and 1998. As a result of these tender offers at November 30, 1999, AIMCO and its affiliates own 26,024 units of limited partnership units in the Partnership representing approximately 49.53% of the outstanding units. Subsequent to November 30, 1999, an affiliate of the General Partners acquired an additional 7,222 units, or approximately 13.75%, pursuant to a tender offer. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for the year ended November 30, 1999 was approximately $1,965,000 as compared to approximately $1,431,000 for the year ended November 30, 1998. (See "Note D" of the consolidated financial statements for a reconciliation of these amounts to the Registrant's federal taxable income). The increase in net income is due to an increase in total revenues and to a lesser extent, a decrease in total expenses.

Total revenues increased due to an increase in rental income and to a lesser extent, a casualty gain resulting from a fire at Woodland Village Apartments. The increase in rental income is due primarily to the increase in average annual rental rates at all seven of the Registrant's investment properties and the increase in occupancy at the Foxfire, Old Salem, Woodland Village and The Lexington Green Apartments which was slightly offset by a decrease in occupancy at Tar River Estates Apartments due to the September 1999 flood as discussed below. The increase in rental income is partially offset by a decrease in other income, which is due primarily to lower interest income as a result of a decrease in interest bearing cash balances as a result of distributions paid during 1999.

Total expenses decreased primarily due to a decrease in operating expense, which was partially offset by small increases in general and administrative, property taxes and depreciation expense. Operating expense decreased due to decreases in insurance and maintenance expenses. Insurance expense decreased at all of the investment properties due to a change in insurance carriers during the current fiscal year. Maintenance expense decreased for the year ended November 30, 1999 due to the completion during such fiscal year of various projects performed to enhance the appearance of all of the investment properties. The increase in net income was partially offset by an extraordinary loss as a result of the refinancing of the mortgages at the Foxfire and Old Salem Apartments.

General and administrative expenses increased slightly for the comparable period. Included in general and administrative expense at both November 30, 1999 and 1998 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audits and appraisals required by the Partnership Agreement are also included.

In September 1999, Tar River Estates was damaged by severe flooding which affected certain areas of North Carolina. It is estimated that the property has incurred $6,323,000 in damages as a result of this flooding. Subsequent to November 30, 1999 insurance proceeds of $2,464,000 have been received to cover lost rents and damage to the property. It is anticipated that the costs incurred to restore the property will be fully covered by insurance. The Corporate General Partner is currently involved in discussions relating to the redevelopment of the property and anticipates the start of construction in the near future.

In July 1999, Woodland Village Apartments experienced a fire, which resulted in the destruction of six apartment units. The property incurred damages of approximately $324,000 and estimated lost rents of approximately $13,000. Insurance proceeds of $332,000 will be received to cover the damages and lost rents, resulting in a casualty gain of $210,000.

Effective December 1, 1998, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner. The effect of the change in 1999 was to increase income before the change by approximately $325,000 ($6.12 per limited partnership unit). The accounting principle change will not have an effect on cash flow, funds available for distributions or fees payable to the Corporate General Partner or affiliates.

As part of the ongoing business plan of the Registrant, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At November 30, 1999, the Registrant had cash and cash equivalents of approximately $7,795,000 as compared to approximately $3,375,000 at November 30, 1998. The increase in cash and cash equivalents of approximately $4,420,000 is primarily due to approximately $5,377,000 of cash provided by operating activities and approximately $1,711,000 of cash provided by financing activities which was partially offset by approximately $2,668,000 of cash used in investing activities. Cash provided by financing activities consisted primarily of net proceeds received as a result of the refinancing of the mortgages of Foxfire and Old Salem Apartments which was partially offset by partner distributions, repayment of the existing mortgages and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements which was partially offset by net withdrawals from escrow accounts maintained by the mortgage lender and insurance proceeds received from the fire at Woodland Village. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $583,200. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $37,222,000, net of discount, is amortized over varying periods with balloon payments of approximately $19,271,000 ranging from November 15, 2002 to December 1, 2019. The Corporate General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During October and November 1999, the Partnership refinanced the mortgage notes at Foxfire and Old Salem Apartments, respectively. Gross proceeds from the refinancings were $7,200,000 and $10,157,000, respectively, of which approximately $4,519,000 and $6,287,000 respectively was used to pay off the existing mortgage notes. The new notes require monthly principal and interest payments at fixed interest rates of 7.79% for Foxfire Apartments and 8.02% for Old Salem Apartments. The old debt carried fixed interest rates of 7.50% and 10.375% with maturities beginning in May 1999.

During the year ended November 30, 1999, cash distributions of approximately $4,191,000 were paid of which $1,118,000 related to a payable at November 30, 1998. The remaining $3,073,000 ($3,039,000 of which was paid to the limited partners, $57.84 per limited partnership unit) was paid from operations. For the year ended November 30, 1998, distributions of approximately $3,554,000 were declared, of which $2,436,000, was paid during such year and $1,118,000 of which was paid in December 1998. Of the 1998 declared distributions of approximately $3,554,000 (approximately $3,546,000 was paid to the limited partners, or $67.49 per limited partnership unit), approximately $769,000 of this was from operations and approximately $2,785,000 was from surplus funds. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender for The Lexington Green Apartments and Tar River Estates Apartments is less than $400 per apartment unit for each respective property for a total of $267,600. As of November 30, 1999, the reserve accounts were fully funded with approximately $482,000 on deposit with the mortgage lender.

Several tender offers were made by various parties, including affiliates of the Corporate General Partner, during the fiscal years ended November 30, 1999 and 1998. As a result of these tender offers at November 30, 1999, AIMCO and its affiliates own 26,024 units of limited partnership units in the Partnership representing approximately 49.53% of the outstanding units. Subsequent to November 30, 1999, an affiliate of the general partners acquired an additional 7,222 units, or approximately 13.75%, pursuant to a tender offer. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Subsequent Event

On January 3, 2000 the Partnership elected to change its fiscal year end from November 30, to December 31, effective for the period ending December 31, 1999.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. As of February 25, 2000, no material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.  Financial Statements

SHELTER PROPERTIES V

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - November 30, 1999

      Consolidated Statements of Operations - Years ended November 30, 1999 and 1998

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended November 30, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended November 30, 1999 and 1998

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties V

We have audited the accompanying consolidated balance sheet of Shelter Properties V as of November 30, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended November 30, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties V at November 30, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended November 30, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note J to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective December 1, 1998.

                                                         /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 7, 2000

                              SHELTER PROPERTIES V

                           CONSOLIDATED BALANCE SHEET

                       (in thousands, except unit data)

                                November 30, 1999

Assets

   Cash and cash equivalents                                                 $ 7,795
   Receivables and deposits                                                    3,457
   Restricted escrows                                                            958
   Other assets                                                                  941
   Investment properties:
      Land                                                    $  4,242
      Buildings and related personal property                   71,719
                                                               -------
                                                                75,961

      Less accumulated depreciation                            (44,076)       31,885
                                                               -------       -------
                                                                            $ 45,036

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                         $  1,814
   Tenant security deposit liabilities                                           272
   Accrued property taxes                                                        381
   Other liabilities                                                           1,086
   Mortgage notes payable                                                     37,222

Partners' (Deficit) Capital

   General partners                                           $   (341)
   Limited partners (52,538 units
      issued and outstanding)                                    4,602         4,261
                                                               -------       -------

                                                                            $ 45,036


          See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (in thousands, except unit data)


                                                    Years Ended November 30,
                                                      1999          1998
Revenues:
   Rental income                                     $13,648       $13,238
   Other income                                          791           878
   Casualty gain                                         210            --
                                                      ------        ------
     Total revenues                                   14,649        14,116
                                                      ------        ------
Expenses:
   Operating                                           5,575         5,810
   General and administrative                            406           387
   Depreciation                                        2,969         2,951
   Interest                                            2,718         2,729
   Property taxes                                        866           808
                                                      ------        ------
     Total expenses                                   12,534        12,685
                                                      ------        ------

Income before extraordinary item                       2,115         1,431
Extraordinary item-loss on early
     extinguishment of debt                             (150)           --
                                                      ------        ------
     Net income (Note D)                             $ 1,965       $ 1,431
                                                      ======        ======
Net income allocated to general partners (1%)        $    20       $    14
Net income allocated to limited partners (99%)         1,945         1,417
                                                      ------        ------
                                                     $ 1,965       $ 1,431
                                                      ======        ======
Net income per limited partnership unit:

Income before extraordinary item                     $ 39.85       $ 26.97
Extraordinary item                                     (2.83)           --
                                                     -------        ------
Net income                                           $ 37.02       $ 26.97
                                                      ======        ======

Distributions per limited partnership unit           $ 57.84       $ 67.49
                                                      ======        ======

           See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES V

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total


Original capital contributions            52,538     $     2     $52,538    $52,540
                                          ======      ======      ======     ======

Partners' (deficit) capital
   at November 30, 1997                   52,538     $  (333)    $ 7,825    $ 7,492

Distribution to partners                      --          (8)     (3,546)    (3,554)

Net income for the year ended
   November 30, 1998                          --          14       1,417      1,431
                                          ------      ------      ------     ------

Partners' (deficit) capital at
   November 30, 1998                      52,538        (327)      5,696      5,369

Distribution to partners                                 (34)     (3,039)    (3,073)

Net income for the year
   ended November 30, 1999                    --          20       1,945      1,965
                                          ------      ------      ------     ------

Partners' (deficit) capital
   at November 30, 1999                   52,538     $  (341)    $ 4,602    $ 4,261
                                          ======      ======      ======     ======


           See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                     Years Ended
                                                                    November 30,

                                                                  1999         1998

Cash flows from operating activities:

   Net income                                                   $ 1,965      $ 1,431
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                              2,969        2,951
        Extraordinary loss on early extinguishment of debt          150           --
        Casualty gain                                              (210)          --
        Amortization of discounts and loan costs                    168          182
        Change in accounts:
            Receivables and deposits                               (828)        (252)
            Other assets                                           (432)          67
            Accounts payable                                      1,063           58
            Tenant security deposit liabilities                     (88)          (2)
            Accrued property taxes                                  (21)         194
            Other liabilities                                       641            9
                                                                 ------       ------
               Net cash provided by operating activities          5,377        4,638
                                                                 ------       ------
Cash flows from investing activities:

   Property improvements and replacements                        (3,142)      (1,086)
   Net withdrawals from restricted escrows                          155          136
   Insurance proceeds                                               319           --
                                                                 ------       ------

               Net cash used in investing activities             (2,668)        (950)
                                                                 ------       ------

Cash flows from financing activities:

   Proceeds from refinancing                                     17,357           --
   Payoff of principal on mortgage notes                        (10,806)          --
   Payments on mortgage notes payable                              (506)        (474)
   Loan costs                                                      (143)          --
   Partners' distributions                                       (4,191)      (3,186)
                                                                 ------       ------

               Net cash provided by (used in) financing
                      activities                                  1,711       (3,660)
                                                                 ------       ------

Net increase in cash and cash equivalents                         4,420           28

Cash and cash equivalents at beginning of period                  3,375        3,347
                                                                 ------       ------
Cash and cash equivalents at end of period                      $ 7,795      $ 3,375
                                                                 ======       ======
Supplemental disclosure of cash flow information:

   Cash paid for interest                                       $ 2,570      $ 2,550
                                                                 ======       ======
Supplemental disclosure of non-cash activity:
   Distribution payable                                         $    --      $ 1,118
   Property improvements and replacements                       $  (548)     $    --
   Accounts payable                                             $   548      $    --


           See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V

                  Notes to Consolidated Financial Statements

Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties V (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partnership interest in the Registrant was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date. The Partnership commenced operations on July 19, 1983, and completed its acquisition of apartment properties on January 18, 1984. The Partnership operates seven apartment properties located in the South and Southeast.

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its two 99.99% owned partnerships. The Corporate General Partner of the consolidated partnerships is Shelter Realty V Corporation.
Shelter Realty V Corporation may be removed as the general partner of the consolidated partnerships by the Registrant; therefore, the consolidated partnerships are controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement defines net cash from operations as revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to the consolidated financial statements, whenever "net cash from operations" is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying consolidated statements of cash flows captioned "net cash provided by operating activities" to "net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                   Years Ended November 30,
                                                      1999          1998
                                                      ----          ----
                                                        (in thousands)

Net cash provided by operating activities            $ 5,377      $ 4,638
   Property improvements and replacements             (3,142)      (1,086)
   Payments on mortgage notes payable                   (506)        (474)
   Changes in reserves for net operating
      liabilities                                       (335)         (74)
   Changes in restricted escrows, net                    155          136
   Additional operating reserves                      (1,549)      (1,240)
                                                      ------       ------
      Net cash from operations                        $   --      $ 1,900
                                                       =====       ======

The Corporate General Partner reserved approximately $1,549,000 and $1,240,000 at November 30, 1999 and 1998, respectively, to fund capital improvements and repairs at its properties.

The following table sets forth the distributions made by the Partnership for the years ended November 30, 1998 and 1999.

                                                  Distribution
                                                            Per Limited
                                            Aggregate     Partnership Unit

           12/1/97 - 11/30/98            $3,554,000 (1)      $ 67.49

           12/1/98 - 11/30/99             3,073,000 (2)        57.84

(1) Consists of $2,436,000 of distributions which were paid during the year ended November 30, 1998 and $1,118,000 of distributions which were paid subsequent to the Registrant's November 30, 1998 fiscal year end. Consists of $769,000 from operations and $2,785,000 from surplus funds.

(2)   Consists of $3,073,000 of cash from operations.

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

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage notes for The Lexington Green and Tar River Estates Apartments) into the Reserve Account until the Reserve Account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for each respective property for a total of $267,600 to $669,000. As of November 30, 1999, this Reserve Account totaled approximately $482,000 which includes interest earned on these funds.

Undistributed Net Proceeds from Refinancing: At November 30, 1998, all proceeds from prior refinancings had been distributed. At November 30, 1999, the Partnership had a balance of $6,280,000 of undistributed net proceeds from refinancings which occurred in 1999.

Allocation of Profits, Gains, and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

For any fiscal year, to the extent that profits, not including gains from property dispositions, do not exceed distributions of net cash from operations, such profits are allocated in the same manner as such distributions. In any fiscal year in which profits, not including gains from property dispositions, exceed distributions of net cash from operations, such excess is treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and is allocated together with, and in the same manner as, that portion of gain described in the second sentence of the following paragraph.

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. Accordingly, net income as shown in the consolidated statement of operations and changes in partners' (deficit) capital for 1999 was allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit was computed by dividing the net income allocated to the limited partners by 52,538 units outstanding.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during 1999 and 1998 were a decrease of approximately $335,000 and $74,000, respectively, which amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the general partners expect to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Escrows:
------------------

Capital Improvement Account - In conjunction with the 1996 refinancing of the mortgage notes encumbering Woodland Village, Lake Johnson Mews and Millhopper Village, capital improvement escrows totaling approximately $549,000 were established with a portion of the proceeds from the new notes. During the year ended November 30, 1999, the remaining funds were used to fund capital improvement projects at Woodland Village, Lake Johnson Mews, and Millhopper Village.

Repair Reserve - As a result of the November 1999 refinancing of Old Salem Apartments, a repair escrow totaling approximately $142,000 was established with a portion of the proceeds from the new note. These funds are to be used to reimburse the property once the repairs stipulated in the note agreement are completed.

Replacement Reserve - As part of the 1996 refinancing, Woodland Village, Lake Johnson Mews, and Millhopper Village a deposit per unit between $275 and $348 per year was made with the mortgage company to establish and maintain a Replacement Reserve designated for repairs and replacements at the properties. At November 30, 1999, this reserve totaled approximately $289,000.

As part of the 1999 refinancing of Old Salem Apartments and Foxfire Apartments, each property is required to deposit $6,825 and $6,650, respectively per month with the mortgage company to establish and maintain a Replacement Reserve designated for repairs and replacements at the properties. The accounts are to be established January 1, 2000 and December 1, 1999, respectively.

Reserve Account - At the time of the refinancing of The Lexington Green and Tar River Estates mortgage notes payable in 1992, a general reserve account was established with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account until they equal a minimum $400 per apartment unit or $267,600 in total. At November 30, 1999, this reserve totaled approximately $482,000 which includes interest earned on these funds.

Escrows for Taxes and Insurance: Escrows for all of the properties are held by the Partnership. All escrowed funds are designated for the payment of real estate taxes. These escrows, totaling approximately $684,000, are included in receivables and deposits.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984; 18 years for additions after March 15, 1984 and before May 9, 1985; and 19 years for additions after May 8, 1985; and before January 1, 1987; and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Effective December 1, 1998 the Partnership changed its method to capitalize the cost of exterior painting and major landscaping (see Note J).

Loan Costs: Loan costs of approximately $872,000, less accumulated amortization of approximately $421,000, are included in other assets and are being amortized on a straight-line basis over the life of the related loans. In connection with the 1999 refinancing of Foxfire and Old Salem, additional loan costs of approximately $143,000 were capitalized.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Investment Properties: Investment properties consist of seven apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value for which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. No adjustments for impairment of value were recorded in the years ended November 30, 1999 and 1998.

Segment Reporting: Statement of Financial Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note G" for segment disclosures.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $152,000 and $159,000 for the years ended November 30, 1999 and 1998, respectively, were charged to operating expense as incurred.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                                Principal     Monthly                           Principal
                               Balance At     Payment     Stated                 Balance
                              November 30,   Including   Interest  Maturity      Due At
Property                          1999        Interest     Rate      Date       Maturity
--------                          ----        --------     ----      ----       --------
                                   (in thousands)                            (in thousands)


Foxfire
 1st mortgage                   $ 7,200       $  59       7.79%    11/01/19       $   59

Old Salem
 1st mortgage                    10,157          85       8.02%   12/01/19            85

Woodland Village
 1st mortgage                     4,950          30       7.33%    11/01/03        4,950

Lake Johnson Mews
 1st mortgage                     4,350          27       7.33%    11/01/03        4,350

The Lexington Green
 1st mortgage                     3,280          31       7.60%    11/15/02        2,870
 2nd mortgage                       123           1       7.60%    11/15/02          123

Millhopper Village
 1st mortgage                     2,700          16       7.33%    11/01/03        2,700

Tar River Estates
 1st mortgage                     4,531          43       7.60%    11/15/02        3,965
 2nd mortgage                       169           1       7.60%    11/15/02          169
                                 ------        ----                              -------

                                 37,460       $ 293                             $ 19,271
                                               ====                              =======

Less unamortized discounts         (238)
                                 ------

Total                           $37,222
                                 ======

The Partnership exercised interest rate buy-down options for Tar River Estates and The Lexington Green when the debt was refinanced in October 1992, thereby reducing the stated rate from 8.76% to 7.60%. The fee for the interest rate reduction amounted to approximately $677,000 and is being amortized as a loan discount on the interest method over the life of the loans. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

During October and November 1999, the Partnership refinanced the mortgage notes at Foxfire and Old Salem Apartments, respectively. Gross proceeds from the refinancings were $7,200,000 and $10,157,000, respectively, of which approximately $4,519,000 and $6,287,000, respectively, was used to pay off the existing mortgage notes. The new notes require monthly principal and interest payments at fixed interest rates of 7.79% for Foxfire Apartments and 8.02% for Old Salem Apartments. The old debt carried fixed interest rates of 7.50% and 10.375% with maturities of May 1999 and December 2016, respectively.

The mortgage notes payable are non-recourse and are secured by a pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness. The estimated fair value of the Partnership's aggregate debt is approximately $37,460,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

Scheduled principal payments of mortgage notes payable subsequent to November 30, 1999 are as follows (in thousands):

                                     2000      $   721
                                     2001          739
                                     2002        7,863
                                     2003       12,471
                                     2004          509
                                  Thereafter    15,157
                                                ------
                                               $37,460

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          1999          1998
                                          ----          ----

Net income as reported                   $ 1,965      $ 1,431
Add (deduct):
     Depreciation differences              1,635         (175)
     Change in prepaid rental                (70)           1
     Casualty gain                          (210)          --
     Other                                   (28)          (4)
     Change in other liabilities              26           68
                                          ------       ------
Federal taxable income                   $ 3,318      $ 1,321
                                          ======       ======
Federal taxable income per
     limited partnership unit            $ 62.52      $ 24.89
                                          ======       ======

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

            Net assets as reported                   $ 4,261
            Land and buildings                        10,190
            Accumulated depreciation                 (29,298)
            Syndication fees                           6,747
            Other                                     (1,248)
                                                      ------
            Net deficiency - tax basis               $(9,348)
                                                      ======

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and affiliates during the years ended November 30, 1999 and 1998:

                                                              1999       1998
                                                              ----       ----
                                                               (in thousands)

   Property management fees (included in
     operating expense)                                      $ 725      $ 710

   Reimbursement for services of affiliates
     (included in operating, general and administrative
      expenses and investment properties)                      254        239


During the years ended November 30, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $725,000 and $710,000 for the years ended November 30, 1999 and 1998, respectively.

Affiliates  of  the  Corporate   General  Partner   received   reimbursement  of
accountable administrative expenses amounting to approximately $254,000 and $239,000 for the years ended November 30, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the general partners, during the fiscal years ended November 30, 1999 and 1998. As a result of these tender offers at November 30, 1999, AIMCO and its affiliates own 26,024 units of limited partnership units in the Partnership representing approximately 49.53% of the outstanding units. Subsequent to November 30, 1999, an affiliate of the general partners acquired an additional 7,222 units, or approximately 13.75%, pursuant to a tender offer. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note F - Investment Properties and Accumulated Depreciation


                                                     Initial Cost
                                                    To Partnership
                                                    --------------
                                                    (in thousands)

                                                           Buildings        Cost
                                                          and Related   Capitalized
                                                           Personal    Subsequent to
           Description            Encumbrances    Land     Property     Acquisition
           -----------            ------------    ----     --------     -----------
                                  (in thousands)                      (in thousands)

Foxfire Apartments                   $ 7,200     $  830     $ 9,122        $  895
Old Salem Apartments                  10,157        654      12,664         4,103
Woodland Village Apartments            4,950        605       9,135         2,561
Lake Johnson Mews Apartments           4,350        338       6,725         1,502
The Lexington Green Apartments         3,403      1,102       6,620         2,663
Millhopper Village Apartments          2,700        239       4,305         1,284
Tar River Estates Apartments           4,700        474       9,985           155
                                      ------     ------      ------        ------
Totals                               $37,460    $ 4,242     $58,556       $13,163
                                      ======     ======      ======        ======



                             Gross Amount At Which Carried
                                 At November 30, 1999
                                    (in thousands)

                                    Buildings
                                       And
                                      Related                         Date of          Depreciable
                                     Personal          Accumulated   Construc-   Date      Life-
          Description         Land   Property   Total  Depreciation     tion    Acquired   Years
                                                      (in thousands)
   Foxfire
   Atlanta, Georgia          $   830  $10,017  $10,847  $ 6,689   1969-1971  07/19/83   5-29

   Old Salem
   Charlottesville, Virginia     654   16,767   17,421    9,959   1969-1971  08/25/83   5-28

   Woodland Village
   Columbia, South Carolina      605   11,696   12,301    7,147      1974    09/01/83   5-30

   Lake Johnson Mews
   Raleigh, North Carolina       338    8,227    8,565    4,876   1972-1973  09/30/83   5-30

   The Lexington Green
   Sarasota, Florida           1,102    9,283   10,385    5,360   1973-1982  10/31/83   5-34

   Millhopper Village
   Gainesville, Florida          239    5,589    5,828    3,504   1970-1976  11/22/83   5-29

   Tar River Estates
   Greenville, North             474   10,140   10,614    6,541   1969-1972  01/18/84   5-27
     Carolina

                             $ 4,242  $71,719  $75,961  $44,076
                              ======   ======   ======   ======
            Totals


Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                Years Ended November 30,
                                                  1999            1998
                                                  ----            ----
                                                     (in thousands)
Real Estate

Balance at beginning of year                    $76,339          $75,253
    Property improvements                         3,690            1,086
    Disposals of property                        (4,068)              --
                                                 ------           ------

Balance at end of year                          $75,961          $76,339
                                                 ======           ======

Accumulated Depreciation

Balance at beginning of year                    $43,415          $40,464
    Additions charged to expense                  2,969            2,951
    Disposals of property                        (2,308)              --
                                                 ------           ------

Balance at end of year                          $44,076          $43,415
                                                 ======           ======

The aggregate cost of the real estate for Federal income tax purposes at November 30, 1999 and 1998 is approximately $86,151,000 and $83,005,000, respectively. The accumulated depreciation taken for Federal income tax purposes at November 30, 1999 and 1998 is approximately $73,374,000 and $72,041,000, respectively.

Note G - Segment Reporting

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit/(loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years ended November 30, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                   Residential      Other       Totals
                 ----                   -----------      -----       ------
                                                   (in thousands)
Rental income                             $13,648     $    --       $13,648
Other income                                  746          45           791
Casualty gain                                 210          --           210
Interest expense                            2,718          --         2,718
Depreciation                                2,969          --         2,969
General and administrative expense             --         406           406
Extraordinary loss                           (150)         --          (150)
Segment profit (loss)                       2,326        (361)        1,965
Total assets                               38,376       6,660        45,036
Capital expenditures for
  investment properties                     3,690          --         3,690


                 1998                   Residential      Other       Totals
                 ----                   -----------      -----       ------
                                                   (in thousands)
Rental income                             $13,238         $  --     $13,238
Other income                                  757           121         878
Interest expense                            2,729            --       2,729
Depreciation                                2,951            --       2,951
General and administrative expense             --           387         387
Segment profit (loss)                       1,697          (266)      1,431
Total assets                               36,541         2,464      39,005
Capital expenditures for
  investment properties                     1,086            --       1,086

Note H - Casualty Event

In September 1999, Tar River Estates Apartments, was damaged by severe flooding which affected certain areas of North Carolina. It is estimated that the property has incurred approximately $6,323,000 in damages as a result of this flooding. Subsequent to November 30, 1999 insurance proceeds of approximately $2,464,000 have been received to cover lost rents and damage to the property. The Partnership will record the insurance proceeds upon settlement of the claim and/or receipt of the cash. It is anticipated that the costs incurred to restore the property will be fully covered by insurance.

In July 1999, Woodland Village Apartments experienced a fire, which resulted in the destruction of six apartment units. The property incurred damages of approximately $324,000 and estimated lost rents of approximately $13,000. Insurance proceeds of $332,000 will be received to cover the damages and lost rents, resulting in a casualty gain of $210,000.

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note J - Change in Accounting Principle

Effective December 1, 1998, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner. The effect of the change in 1999 was to increase income before the change by approximately $325,000 ($6.12 per limited partnership unit). The accounting principle change will not have an effect on cashflow, funds available for distributions or fees payable to the Corporate General Partner or affiliates.

Note K - Subsequent Event

On January 3, 2000 the Partnership elected to change its fiscal year end from November 30, to December 31, effective for the period ending December 31, 1999.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
         --------------------------------------------------------------------
         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The Corporate General Partner is Shelter Realty V Corporation. The names and ages of, as well as the position and offices held by, the present executive officers and director of the Corporate General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

Patrick J. Foye has been Executive Vice President and Director of the Corporate General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Martha L. Long has been Senior Vice President and Controller of the Corporate General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Item 10. Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of November 30, 1999.

Entity                                  Number of Units      Percentage

Cooper River Properties, LLC
 (an affiliate of AIMCO)                      2,722             5.181%
Insignia Properties LP
 (an affiliate of AIMCO)                     20,144            38.342%
AIMCO Properties LP
 (an affiliate of AIMCO)                      3,158             6.011%

Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately owned by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership. AIMCO Properties LP, the other general partner acquired 3,158 Units during the current fiscal year.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and affiliates during the years ended November 30, 1999 and 1998:

                                                              1999       1998
                                                              ----       ----
                                                              (in thousands)

   Property management fees (included in
     operating expense)                                      $ 725      $ 710

   Reimbursement for services of affiliates
     (included in general and administrative expenses
     and investment properties)                                254        239

During the years ended November 30, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $725,000 and $710,000 for the years ended November 30, 1999 and 1998, respectively.

Affiliates  of  the  Corporate   General  Partner   received   reimbursement  of
accountable administrative expenses amounting to approximately $254,000 and $239,000 for the years ended November 30, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the general partners, during the fiscal years ended November 30, 1999 and 1998. As a result of these tender offers at November 30, 1999, AIMCO and its affiliates own 26,024 units of limited partnership units in the Partnership representing approximately 49.53% of the outstanding units. Subsequent to November 30, 1999, an affiliate of the general partners acquired an additional 7,222 units, or approximately 13.75%, pursuant to a tender offer. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle.

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b) Reports on Form 8-K filed during the fourth quarter of fiscal year 1999:

               None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SHELTER PROPERTIES V

                                 By:     Shelter Realty V Corporation
                                         Corporate General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye        Executive Vice President    Date:
Patrick J. Foye           and Director


/s/Martha L. Long         Senior Vice President and   Date:
Martha L. Long            Controller

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

      3     See Exhibit 4(a)

      3.1 Second Amended and Restated Bylaws of IPT, dated October 2, 1998 (incorporated by reference to Current Report on Form 8-K, dated October 1, 1998).

      4     (a)   Amended and Restated  Certificate  and  Agreement of Limited
                  Partnership  (included  as  Exhibit A to the  Prospectus  of
                  Registrant dated May 27, 1983 contained in Amendment No. 1 to Registration Statement No. 2-81308, of Registrant filed
                  June 8, 1982 (the "Prospectus") and incorporated herein by reference.)

            (b)   Subscription   Agreement  and  Signature   Page  (included  as
                  Exhibits 4(A) and 4 (B) to the Registration Statement, incorporated herein by reference).

            (c) Promissory Notes and Deed of Trust; Assignment of Leases, Rents & Profits; and Security Agreement between The Mutual Benefit Life Insurance Company and Shelter Properties V. (Filed as Exhibit 4(c) to Form 10-K of Registrant filed February 26, 1998 and incorporated herein by reference).

            (d) Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long term debt which does not exceed 10% of the total assets of the Registrant.

     10(i)        Contracts related to acquisition of properties.

            (a) Purchase Agreement dated May 23, 1983 between CFC 1978 Partnership C and U.S. Shelter Corporation to acquire Foxfire Apartments.*

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

            (e) Purchase Agreement dated June 17, 1983 between The Lexington Apartments and U.S. Shelter Corporation to acquire The Lexington Apartments. (Filed as Exhibit 12(E) to Post-Effective Amendment No. 1 of Registration Statement No. 2-81308 of Registrant filed June 27, 1983 and incorporated herein by reference).

            (f) Purchase Agreement dated August 26, 1983 between James S. Quincey and U.S. Shelter Corporation to acquire Millhopper
                  Village Apartments. (Filed as Exhibit 12(F) to Post-Effective Amendment No. 1 of Registration Statement
                  No. 2-81308 of Registrant filed October 13, 1983 and incorporated herein by reference).

            (g) Purchase Agreement dated November 21, 1983 between Southwest Realty, Ltd. and U.S. Shelter Corporation to acquire Greenspoint Apartments. (Filed as Exhibit 10(A) to Form 8-K of Registrant dated December 8, 1983 and incorporated herein by reference).

            (h) Purchase Agreement dated December 14, 1983 between Virginia Real Estate Investors and U.S. Shelter Corporation to acquire Tar River Estates. (Filed as Exhibit 10(B) to Form 8-K of Registrant dated December 8, 1983 and incorporated herein by reference).

            (i) Promissory Note dated December 10, 1991 and Deed of Trust and Security Agreement dated December 18, 1991 for the refinancing of Old Salem Apartments. (Filed as Exhibit 3(d) to Form 10-K of Registrant filed February 28, 1992 and incorporated herein by reference).

           (ii) Form of Management Agreement with U.S. Shelter Corporation subsequently assigned to Shelter Management Group, L.P.
                 (now known as Insignia Management Group,L.P.).(Filed as Exhibit 10 (ii) to Form 10-K of Registrant filed February 26, 1988 and incorporated herein by reference).

          (iii)  Contracts related to refinancing of debt:

            (a) First Deeds of Trust and Security Agreements dated October 28, 1992 between New Shelter Properties V and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Tar River and The Lexington.**

            (b) Second Deeds of Trust and Security Agreements dated October 28, 1992 between New Shelter Properties V Limited Partnership and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Tar River and The Lexington.**

            (c) First Assignments of Leases and Rents dated October 28, 1992 between New Shelter Properties V and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Tar River and The Lexington.**

            (d) Second Assignments of Leases and Rents dated October 28, 1992 between New Shelter Properties V and Joseph Philip Forte (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Tar River and The Lexington.**

            (e) First Deeds of Trust Notes dated October 28, 1992 between New Shelter Properties V and First Commonwealth Realty Credit Corporation, relating to the following properties: Tar River and The Lexington.**

            (f) Second Deeds of Trust Notes dated October 28, 1992 between New Shelter Properties V and First Commonwealth Realty Credit Corporation, relating to the following properties: Tar River and The Lexington.**

                     **Filed as Exhibits 10 (iii) a through f, respectively, to Form 10-KSB - Annual or Transitional Report filed February 26, 1993 and incorporated herein by reference.

            (g) Modification to Security Instruments dated January 31, 1994, between Foxfire V Limited Partnership and John Hancock Mutual Life Insurance Company, relating to Foxfire Apartments.***

            (h) Deposit and Security Agreement dated January 31, 1994, between Foxfire V Limited Partnership and John Hancock Real Estate Finance, Inc., relating to Foxfire Apartments.***

                     ***Filed as Exhibits 10 (iii) g and h, respectively, to Form 10-KSB - Annual or Transitional Report filed February 28, 1994 and incorporated herein by reference.

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

            (l) Multifamily Note secured by a Mortgage or Deed of Trust dated October 25, 1999, between Foxfire Apartments V Limited Partnership and GMAC Commercial Mortgage Corporation relating to Foxfire Apartments. (Filed as Exhibit 10(1) to Form 10-KSB of Registrant for period ended November 30, 1999).

            (m) Multifamily Note secured by a Mortgage or Deed of Trust dated November 10, 1999, between Shelter Properties V Limited Partnership and GMAC Commercial Mortgage Corporation relating to Old Salem Apartments. (Filed as Exhibit 10(1) to Form 10-KSB of Registrant for period ended November 30, 1999).

18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

27                Financial Data Schedule.

99.1 Current Report on Form 8-K dated October 1, 1998 filed on October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.

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

                                                                    Exhibit 18

February X, 2000


Mr. Patrick J. Foye
Executive Vice President
Shelter Realty V Corporation

Corporate General Partner of Shelter Properties V
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note J of Notes to the Financial Statements of Shelter Properties V included in its Form 10-KSB for the year ended November 30, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Corporate General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                             Very truly yours,
                                                         /s/ Ernst & Young LLP

                                                      FHLMC Loan No. 002682753

MULTIFAMILY NOTE

(MULTISTATE)

US $10,157,000.00                                      As of November 10, 1999


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Ten Million One Hundred Fifty-Seven Thousand and 00/100 Dollars (US $10,157,000.00), with interest on the unpaid principal balance at the annual rate of Eight and Twenty Thousandths percent (8.020%).

      Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

       Address for Payment. All payments due under this Note shall be payable at 650 Dresher Road, P.O. Box 1015, Horsham, Pennsylvania 19044-8015, Attn:
Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

       Payment of Principal and Interest. Principal and interest shall be paid as follows:
      Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

      Consecutive monthly installments of principal and interest, each in the amount of Eighty Five Thousand Eighty Three and 69/100 Dollars (US $85,083.69), shall be payable on the first day of each month beginning on January 1, 2000, until the entire unpaid principal balance evidenced by this Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on December 1, 2019 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

      Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

      Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

      Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

      Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

      Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

      Default Rate. So long as (a) any monthly installment under this Note remains past due for 30 days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than 30 days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

      Limits on Personal Liability.

     Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

      Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

      In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of (1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

      For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

      Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

      In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

      To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

      Voluntary and Involuntary Prepayments.

      A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below: Borrower may voluntarily prepay all of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days prior notice of its intention to make such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance.

Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Schedule A.

Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.

      Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than 180 days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

Schedule A is hereby incorporated by reference into this Note. Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

      Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.

      Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

      Costs and Expenses. Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

      Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

      Waivers. Presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

      Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

      Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

      Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

      Governing   Law.  This  Note  shall  be  governed  by  the  law  of  the jurisdiction in which the Land is located.
      Captions.   The  captions  of  the  paragraphs  of  this  Note  are  for convenience only and shall be disregarded in construing this Note.
      Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

      Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

      WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:

            -----
            X        Schedule A    Prepayment Premium (required)
            -----

            -----
            X        Schedule B    Modifications to Multifamily Note
            -----

      IN WITNESS  WHEREOF,  Borrower has signed and  delivered  this Note or has
caused  this  Note  to  be  signed  and   delivered   by  its  duly   authorized
representative.

                                    SHELTER PROPERTIES V LIMITED  PARTNERSHIP,
                                       a South Carolina limited partnership

By: Shelter Realty V Corporation, a South Carolina corporation, its general partner



                                         By:
                                            Patti K. Fielding
                                            Vice President

                                   57-0721855

                                    Borrower's  Social   Security/Employer  ID
                                     Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, AS OF THIS ____ DAY OF NOVEMBER, 1999.

GMAC       COMMERCIAL       MORTGAGE

   CORPORATION,     a     California
   corporation

By:_________________________________
   Donald W. Marshall
   Vice President

FHLMC Loan No. 002682494

MULTIFAMILY NOTE

(MULTISTATE)

US $7,200,000.00                                      As of October ____, 1999


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Seven Million Two Hundred Thousand and 00/100 Dollars (US $7,200,000.00), with interest on the unpaid principal balance at the annual rate of _________________ percent

(-----------------%).

1.    Defined  Terms.  As used in this Note,  (i) the term "Lender"  means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under
      Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 650 Dresher Road, P.O. Box 1015, Horsham, Pennsylvania 19044-8015, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender. 3. Payment of Principal and Interest. Principal and interest shall be paid as follows: 4. Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

5. Consecutive monthly installments of principal and interest, each in the amount of _________________ (US $_________________), shall be payable on the first day of each month beginning on December 1, 1999, until the entire unpaid principal balance evidenced by this Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has
      not  become  part  of  the  unpaid  principal  balance.   Any  remaining
      principal and interest shall be due and payable on November 1, 2019 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.
6. Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

7. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

8. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

9. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

10. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.
11. Default Rate. So long as (a) any monthly installment under this Note remains past due for 30 days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than 30 days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.
12.   Limits on Personal Liability.

13. Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

14. Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

15. In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of (1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
      (3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.
16. For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

17. Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.
18. In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under
      Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.
19. To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.
20.   Voluntary and Involuntary Prepayments.

21. A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below:

22. Borrower may voluntarily prepay all of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days prior notice of its intention to make such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance.
23. Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Schedule A.

24. Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.
25. Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than 180 days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

26.   Schedule A is hereby incorporated by reference into this Note.
27. Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

28. Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by
      any  prepayment,   and  agrees  that  it  is  extremely   difficult  and
      impractical   to  ascertain  the  extent  of  such   damages.   Borrower
      therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.
29. Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

30.   Costs  and  Expenses.   Borrower  shall  pay  all  expenses  and  costs,
      including fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

31. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.
32. Waivers. Presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

33. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.
34. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.
35. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.
36. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.
37. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.
38. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.
39.   Consent  to   Jurisdiction   and  Venue.   Borrower   agrees   that  any
      controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.
40. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.
      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:

            -----
            X        Schedule A    Prepayment Premium (required)
            -----

            -----
            X        Schedule B    Modifications to Multifamily Note
            -----

      IN WITNESS  WHEREOF,  Borrower has signed and  delivered  this Note or has
caused  this  Note  to  be  signed  and   delivered   by  its  duly   authorized
representative.

                                    FOXFIRE APARTMENTS V LIMITED  PARTNERSHIP,
                                       a South Carolina limited partnership

                                    By:   Shelter V GP-SC Limited Partnership,
                                          a South Carolina limited partnership,
                                          its general partner

                                    By:   Shelter Realty V Corporation,
                                          a South Carolina corporation,
                                          its general partner



                                    By:   ___________________________
                                          Name:
                                          Title:


                                   57-0961710

                                    Borrower's  Social   Security/Employer  ID
                                     Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS ____ DAY OF OCTOBER, 1999.

GMAC       COMMERCIAL       MORTGAGE

   CORPORATION,     a     California
   corporation

By:_________________________________
   Donald W. Marshall
   Vice President