Form 10QSB
period 2000-03-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2000-05-15
CIK 712753

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

                   For the quarterly period ended March 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


              For the transition period from __________ to __________

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

ITEM 1.     FINANCIAL STATEMENTS

a)

                              SHELTER PROPERTIES V

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                         (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                        $  9,757
   Receivables and deposits                                              356
   Restricted escrows                                                    605
   Other assets                                                          753
   Investment properties:
      Land                                            $  4,242
      Buildings and related personal property           72,567
                                                        76,809

      Less accumulated depreciation                    (45,003)       31,806
                                                                    $ 43,277

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                  $   127
   Tenant security deposit liabilities                                   282
   Accrued property taxes                                                221
   Other liabilities                                                     655
   Mortgage notes payable                                             37,038

Partners' (Deficit) Capital

   General partners                                   $   (334)
   Limited partners (52,538 units
      issued and outstanding)                            5,288         4,954

                                                                    $ 43,277

            See Accompanying Notes to Consolidated Financial Statements


b)

                              SHELTER PROPERTIES V

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                         (in thousands, except unit data)



                                    Three Months Ended      One Month Ended
                                        March 31,             December 31,
                                     2000       1999        1999        1998
Revenues:
   Rental income                    $3,410     $3,428      $ 1,143     $ 1,146
   Other income                        235        202           52          69
      Total revenues                 3,645      3,630        1,195       1,215

Expenses:
   Operating                         1,401      1,385         415          385
   General and administrative          115         93          22           29
   Depreciation                        686        712         241          251
   Interest                            762        676         256          226
   Property taxes                      172        219          77           74
      Total expenses                 3,136      3,085       1,011          965

      Net income                    $ 509       $ 545       $ 184       $ 250

Net income allocated to
   general partners (1%)             $ 5         $ 5         $ 2         $ 3
Net income allocated to
   limited partners (99%)              504        540         182          247

                                    $ 509       $ 545       $ 184       $ 250
Net income per limited
   partnership unit                 $ 9.59     $10.28      $ 3.46      $ 4.70


Distributions per limited

   partnership unit                  $ --      $35.80       $ --        $ --

            See Accompanying Notes to Consolidated Financial Statements

c)

                              SHELTER PROPERTIES V

         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)




                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions           52,538      $     2    $ 52,538    $52,540
Partners' (deficit) capital at
  November 30, 1998                      52,538      $  (327)   $  5,696    $  5,369
Net income for the one month ended
  December 31, 1998                          --            3         247         250
Partners' (deficit) capital at
  December 31, 1998                      52,538         (324)      5,943       5,619
Net income for the three months
  ended March 31, 1999                       --            5         540         545
Distributions to partners                                (21)     (1,881)     (1,902)
Partners' (deficit) capital at
  March 31, 1999                         52,538      $  (340)   $  4,602    $  4,262

Partners' (deficit) capital
   at November 30, 1999                   52,538     $  (341)    $ 4,602    $ 4,261

Net income for the one month ended
   December 31, 1999                          --           2         182        184

Partners' (deficit) capital at
   December 31, 1999                      52,538        (339)      4,784      4,445

Net income for the three months
   ended March 31, 2000                       --           5         504         509

Partners' (deficit) capital
   at March 31, 2000                      52,538     $  (334)    $ 5,288    $ 4,954

            See Accompanying Notes to Consolidated Financial Statements

d)

                              SHELTER PROPERTIES V

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                  (in thousands)

                                               Three Months Ended        One Month Ended
                                                    March 31,             December 31,
                                                2000        1999        1999        1998
Cash flows from operating activities:

  Net income                                   $   509     $   545     $   184     $   250
  Adjustments to reconcile net income
    to net cash (used in) provided by
      operating activities:
      Depreciation                                 686         712         241         251
      Amortization of discounts
       and loan costs                               50          45          17          15
      Change in accounts:
          Receivables and deposits                 410          46         316         211
          Other assets                            (147)       (125)         58          20
          Accounts payable                      (1,256)        (22)       (431)        (85)
          Tenant security deposit
           liabilities                               8           4           2           4
          Accrued property taxes                  (190)       (137)         30         (40)
          Other liabilities                       (309)         12        (122)         20
             Net cash (used in) provided
              by operating activities             (239)      1,080         295         646
Cash flows from investing activities:
  Property improvements and replacements          (528)       (185)       (320)        (59)
  Net withdrawals from restricted escrows           46          36         307          32
  Insurance proceeds received, net               1,867          --         502          --
             Net cash (used in) provided
               by investing activities           1,385        (149)        489         (27)
Cash flows from financing activities:
  Payments on mortgage notes payable              (170)       (125)        (38)        (42)
  Loan costs paid                                  (71)        (10)         --          --
  Partners' distributions                           --      (1,902)         --      (1,118)
             Net cash used in financing
               activities                         (241)     (2,037)        (38)     (1,160)
Net increase (decrease) in cash and cash
  equivalents                                      905      (1,106)        746        (541)
Cash and cash equivalents at beginning
  of period                                      8,852       2,892       8,106       3,433
Cash and cash equivalents at end
  of period                                    $ 9,757     $ 1,786     $ 8,852     $ 2,892
Supplemental disclosure of cash flow
  information:
  Cash paid for interest                       $   712     $   631     $   239     $   211

            See Accompanying Notes to Consolidated Financial Statements

e)

                              SHELTER PROPERTIES V

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty V Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the one and three month periods ended December 31, 1999 and March 31, 2000, respectively, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1999.

Change in Fiscal Year End:

On January 3, 2000, the Partnership elected to change its fiscal year end from November 30 to December 31, effective for the period ending December 31, 1999, as announced in its Form 8-K filed on January 3, 2000. This Quarterly Report on Form 10-QSB presents the unaudited results of the Partnership's operations for the first fiscal quarter ended March 31, 2000 and for the one month transition period covering December 1, 1999 through December 31, 1999.

Principles of Consolidation:

The financial statements include all the accounts of the Partnership and its two 99.99% owned partnerships. The Corporate General Partner of the consolidated partnerships is Shelter Realty V Corporation. Shelter Realty V Corporation may be removed as the general partner of the consolidated partnership by the Registrant; therefore, the consolidated partnerships are controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

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

Note C - Reconciliation of Cash Flows

The following is a reconciliation of the subtotal on the accompanying consolidated statements of cash flows captioned "net cash provided by operating activities" to "net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                           Three Months Ended          One Month Ended
                                                March 31,                December 31,
                                             (in thousands)             (in thousands)
                                            2000         1999         1999         1998
Net cash (used in) provided by
   operating activities                    $ (239)     $ 1,080       $ 295         $ 646
  Payments on mortgage notes
   payable                                   (170)        (125)         (38)          (42)
  Property improvements and
   replacements                              (528)        (185)        (320)          (59)
  Change in restricted escrows, net            46           36          307            32
  Changes in reserves for net
     operating liabilities                  1,484          222          147          (130)
  Additional operating reserves              (593)          --         (391)           --

     Net cash used in operations            $ --       $ 1,028        $ --         $ 447

The Corporate General Partner reserved an additional $593,000 at March 31, 2000 and $391,000 at December 31, 1999 to fund capital improvements and repairs at the Partnership's seven investment properties.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and affiliates during the three months ended March 31, 2000 and 1999 and one month period ended December 31, 1999 and 1998 (in thousands):



                                                       March 31,       December 31,
                                                     2000     1999     1999     1998

Property management fees (included in
  operating expense)                                $ 175    $ 182     $ 57     $ 59
Reimbursement for services of affiliates
  (included in operating, general and
 administrative expenses and investment                74       54       36       18
 properties)

During the three months ended March 31, 2000 and 1999 and one month ended December 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $175,000 and $182,000 for the three months ended March 31, 2000 and 1999, and approximately $57,000 and $59,000 for the one month periods ended December 31, 1999 and 1998, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $74,000 and $54,000 for the three months ended March 31, 2000 and 1999, respectively and approximately $36,000 and $18,000 for the one month periods ended December 31, 1999 and 1998, respectively.

AIMCO and its affiliates currently own 33,480 limited partnership units in the Partnership representing 63.73% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 63.73% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended November 30, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three month periods ended March 31, 2000 and 1999 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

            March 31, 2000              Residential      Other       Totals
                                                   (in thousands)
Rental income                             $ 3,410     $    --       $ 3,410
Other income                                  164          71           235
Interest expense                              762          --           762
Depreciation                                  686          --           686
General and administrative expense             --         115           115
Segment profit (loss)                         553         (44)          509
Total assets                               37,064       6,213        43,277
Capital expenditures for
  investment properties                       528          --           528

            March 31, 1999              Residential      Other       Totals
                                                   (in thousands)
Rental income                             $ 3,428         $ --      $ 3,428
Other income                                  191            11         202
Interest expense                              676            --         676
Depreciation                                  712            --         712
General and administrative expense             --            93          93
Segment profit (loss)                         627           (82)        545
Total assets                               35,682           710      36,392
Capital expenditures for
  investment properties                      185             --         185

Segment information for the one month periods ended December 31, 1999 and 1998, is shown in the tables below.

          December 31, 1999             Residential      Other       Totals
                                                   (in thousands)
Rental income                             $ 1,143     $    --       $ 1,143
Other income                                   34          18            52
Interest expense                              256          --           256
Depreciation                                  241          --           241
General and administrative expense             --          22            22
Segment profit (loss)                         188          (4)          184
Total assets                               38,012       6,655        44,667
Capital expenditures for
  investment properties                       320          --           320


          December 31, 1998             Residential      Other       Totals
                                                   (in thousands)
Rental income                             $ 1,146         $ --      $ 1,146
Other income                                   58            11          69
Interest expense                              226            --         226
Depreciation                                  251            --         251
General and administrative expense             --            29          29
Segment profit (loss)                         268           (18)        250
Total assets                               36,663         1,337      38,000
Capital expenditures for
  investment properties                       59             --          59

Note F - Casualty Event

In September 1999, Tar River Estates Apartments, was damaged by severe flooding which affected certain areas of North Carolina. It is estimated that the property has incurred approximately $6,323,000 in damages as a result of this flooding. As of March 31, 2000, insurance proceeds of approximately $2,464,000 have been received to cover lost rents and damage to the property. It is anticipated that the costs incurred to restore the property will be fully covered by insurance.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999 and for the one month periods ended December 31, 1999 and 1998:


                                             March 31,             December 31,
Property                                 2000        1999        1999        1998

Foxfire Apartments

   Atlanta, Georgia                       94%         94%         95%         94%

Old Salem Apartments

   Charlottesville, Virginia              98%         96%         97%         95%

Woodland Village Apartments

   Columbia, South Carolina (2)           92%         95%         91%         95%

Lake Johnson Mews Apartments

   Raleigh, North Carolina                93%         94%         94%         96%

The Lexington Green Apartments

   Sarasota, Florida                      97%         98%         97%         96%

Millhopper Village Apartments

   Gainesville, Florida (3)               93%         95%         96%         92%

Tar River Estates Apartments

   Greenville, North Carolina (1)         35%         96%         36%         97%


(1) During September 1999, Tar River Estates was damaged by severe flooding which affected certain areas of North Carolina. The property has incurred extensive damage as a result of the flooding causing portions of the property to be unavailable for occupancy since September 1999. It is anticipated that the costs incurred to restore the property will be fully covered by insurance. The occupancy for the units not damaged at the property was 93% at March 31, 2000 and approximately 97% at December 31, 1999. The Corporate General Partner has completed discussions relating to the redevelopment of the property and has begun reconstruction of the property.

(2) The decrease in occupancy at Woodland Village Apartments for both periods is attributed to tenants purchasing new homes at the current low mortgage interest rates.

(3)   Millhopper   Village  is  located  in  a  very  competitive  market  area.
      Fluctuations in occupancy are attributed to the timing of lease expirations and the degree to which concessions are being offered by the property and its competitors.

Results of Operations

The Registrant's net income for the three months ended March 31, 2000 was approximately $509,000 compared to approximately $545,000 for the three months ended March 31, 1999. The decrease in net income for the three months ended March 31, 2000 is due to an increase in total expenses which was partially offset by an increase in total revenues. The increase in total expenses is due primarily to an increase in interest expense and, to a lesser extent, an increase in general and administrative expense. The increase in interest expense is due primarily to the refinancing of the debt encumbering Old Salem Apartments and Foxfire Apartments (as discussed below). General and administrative expenses increased primarily as a result of an increase in audit fees and costs associated with the Partnership's communications with investors.

The increase in total expenses was partially offset by decreases in property tax and depreciation expenses. The decrease in property tax expense is due to the timing of the receipt of tax bills which affected the tax accruals recorded for the respective periods. The decrease in depreciation expense is due primarily to the write-off of a building and the related depreciation at Tar River Estates Apartments due to damage sustained as a result of flooding in 1999. Operating expenses remained relatively constant for the comparable period.

Total revenues increased as a result of an increase in other income. Other income increased as a result of an increase in interest income as a result of an increase in cash maintained in interest bearing accounts. The increase in other income was partially offset by a decrease in rental income as a result of a decrease in occupancy at five of the Partnership's investment properties which more than offset the increase in average rental rates at all of the properties.

The Registrant's net income for the one month period ended December 31, 1999 was approximately $184,000 compared to approximately $250,000 for the one month period ended December 31, 1998. The decrease in net income for the one month period ended December 31, 1999 is due to an increase in total expenses and a decrease in total revenues. The increase in total expenses is due to an increase in interest and operating expenses partially offset by a decrease in depreciation and general and administrative expenses. Interest expense increased as a result of the refinancing of the debt encumbering Old Salem Apartments and Foxfire Apartments (as discussed below). The increase in operating expense is due primarily to an increase in payroll related expenses at the Partnership's investment properties. Property tax expense remained relatively constant for the comparable periods. The decrease in depreciation expense is due primarily to the write-off of a building and the related depreciation at Tar River Estates Apartments due to damage sustained as a result of flooding in 1999. General and administrative expenses decreased primarily due to a decrease in expenses related to the Partnership's communications with investors. Total revenues decreased for the comparable period due to a decrease in miscellaneous income received at the properties. Rental income remained relatively constant for the comparable periods.

Included in general and administrative expense at both the three months ended March 31, 2000 and 1999 and at both the one month periods ended December 31, 1999 and 1998 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audits and appraisals required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2000, the Registrant had cash and cash equivalents of approximately $9,757,000 as compared to approximately $1,786,000 at March 31, 1999. The increase in cash and cash equivalents of approximately $905,000 for the three months ended March 31, 2000, from the Partnership's year ended December 31, 1999 is primarily due to approximately $1,385,000 of cash provided by investing activities, which was partially offset by approximately $239,000 of cash used in operating activities and approximately $241,000 of cash used in financing activities. Cash provided by investing activities consisted of the receipt of insurance proceeds and to a lesser extent, net withdrawals from escrow accounts maintained by the mortgage lender which was partially offset by property improvements and replacements. Cash used in financing activities consisted primarily of payments of principal made on the mortgages encumbering the Registrant's properties, and to a lesser extent, loan costs related to the refinancing of the mortgages encumbering Old Salem Apartments and Foxfire Apartments. The Partnership invests its working capital reserves in money market accounts.

At December 31, 1999, the Registrant had cash and cash equivalents of approximately $8,852,000 as compared to approximately $2,892,000 at December 31, 1998. The increase in cash and cash equivalents of approximately $746,000 for the one month ended December 31, 1999, from the Partnership's former fiscal year end, November 30, 1999, is primarily due to approximately $295,000 of cash provided by operating activities and $489,000 of cash provided by investing activities, which was partially offset by approximately $38,000 of cash used in financing activities. Cash provided by investing activities consisted of the receipt of insurance proceeds and net withdrawals from escrow accounts maintained by the mortgage lender which was partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local, legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Millhopper Village Apartments: For 2000, the Partnership has budgeted approximately $44,000 for capital improvements, consisting primarily of appliance and floor covering replacements and HVAC unit replacements. The Partnership completed approximately $19,000 and $ 30,000 in capital expenditures for the one month ended December 31, 1999 and the three months ended March 31, 2000, respectively. These improvements were funded primarily from partnership reserves and operations. The capital expenditures incurred consisted primarily of electrical improvements, pool upgrades, major landscaping and floor covering replacements.

Foxfire Apartments: For 2000, the Partnership has budgeted approximately $134,000 for capital improvements, consisting primarily of parking area and swimming pool improvements, floor covering and appliance replacements and other interior building improvements. The Partnership completed approximately $100,000 and $60,000 in capital expenditures for the one month ended December 31, 1999 and the three months ended March 31, 2000, respectively. These improvements were funded primarily from partnership reserves and operations. The capital expenditures incurred consisted primarily of exterior painting, structural upgrades, floor covering and appliance replacements and other interior improvements.

Lake  Johnson  Mews   Apartments:   For  2000,  the   Partnership  has  budgeted
approximately $105,000 for capital improvements, consisting primarily of structural improvements, HVAC upgrades and floor covering and appliance replacements. The Partnership completed approximately $6,000 and $27,000 in capital expenditures for the one month ended December 31, 1999 and the three months ended March 31, 2000, respectively. These improvements were funded primarily from operations. The capital expenditures incurred consisted primarily of appliance and floor covering replacements.

Woodland Village Apartments: For 2000, the Partnership has budgeted approximately $286,000 for capital improvements, consisting primarily of exterior painting, floor covering replacements and other interior and exterior building improvements. The Partnership completed approximately $34,000 and $132,000 in capital expenditures for the one month ended December 31, 1999 and the three months ended March 31, 2000, respectively. These improvements were funded primarily from Partnership reserves and operations. The capital expenditures incurred consisted primarily of floor covering replacements and other exterior building improvements.

The Lexington Green Apartments: For 2000, the Partnership has budgeted approximately $224,000 for capital improvements, consisting primarily of plumbing improvements, swimming pool upgrades, floor covering and appliance replacements and structural improvements. The Partnership completed approximately $81,000 and $75,000 in capital expenditures for the one month ended December 31, 1999 and the three months ended March 31, 2000, respectively. These improvements were funded primarily from operations. The capital expenditures incurred consisted primarily of plumbing and swimming pool upgrades, recreation facilities upgrades, and floor covering and appliance replacements.

Tar River Estates Apartments: For 2000, the Partnership has budgeted approximately $135,000 for capital improvements, consisting primarily of HVAC unit upgrades and floor covering and appliance replacements and structural improvements. The Partnership completed approximately $36,000 and $91,000 in capital expenditures for the one month ended December 31, 1999 and the three months ended March 31, 2000, respectively. These improvements were funded primarily from operations. The capital expenditures incurred consisted primarily of floor covering and appliance replacements and other exterior and interior building improvements associated with the repairs required due to the severe flood damage which occurred during September 1999.

Old Salem Apartments: For 2000, the Partnership has budgeted approximately $213,000 for capital improvements, consisting primarily of parking lot improvements, floor covering and appliance replacements, structural improvements, and other interior and exterior improvements. The Partnership completed approximately $44,000 and $113,000 in capital expenditures for the one month ended December 31, 1999 and the three months ended March 31, 2000, respectively. These improvements were funded primarily from Partnership reserves and operations. The capital expenditures incurred consisted primarily of major landscaping, floor covering and appliance replacements, structural improvements and other exterior and interior building improvements.

The additional capital expenditures will be incurred only if cash is available from operations and from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $37,038,000 net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to December 1, 2019. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

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

During the three months ended March 31, 1999, cash distributions of approximately $1,902,000 ($1,881,000 of which was paid to the limited partners which was $35.80 per limited partnership unit) was paid from operations. For the one month ended December 31, 1998, $1,118,000 was paid to the partners which related to a payable at November 30, 1998. No cash distributions were made for the three months ended March 31, 2000 and one month ended December 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners during the remainder of 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender for The Lexington Green Apartments and Tar River Estates Apartments is less than $400 per apartment unit for each respective property for a total of $267,600. As of March 31, 1999, the reserve accounts were fully funded with approximately $339,800 on deposit with the mortgage lender.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item I. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  Current Report on Form 8-K dated January 3, 2000, filed on January 12, 2000, disclosing change in fiscal year end from November to December.

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

                               Date:    May 15, 2000