Form 10QSB
period 2000-09-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2000-11-14
CIK 712753

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                              SHELTER PROPERTIES V

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                               September 30, 2000

Assets

   Cash and cash equivalents                                                $  3,076
   Receivables and deposits                                                    2,913
   Restricted escrows                                                            612
   Other assets                                                                  652
   Investment properties:
      Land                                                  $  4,242
      Buildings and related personal property                 73,195
                                                              77,437
      Less accumulated depreciation                          (46,514)         30,923
                                                                            $ 38,176

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                          $ 224
   Tenant security deposit liabilities                                           288
   Accrued property taxes                                                        449
   Other liabilities                                                             560
   Mortgage notes payable                                                     36,734

Partners' (Deficit) Capital

   General partners                                         $   (327)
   Limited partners (52,538 units
      issued and outstanding)                                    248             (79)

                                                                            $ 38,176

            See Accompanying Notes to Consolidated Financial Statements


b)

                              SHELTER PROPERTIES V

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                          Three Months Ended     Nine Months Ended
                                            September 30,          September 30,
                                           2000       1999        2000        1999
Revenues:
   Rental income                         $ 3,442     $ 3,450     $10,262     $10,294
   Other income                              253         197         821         624
   Casualty gain                           1,662          --       1,662          --
      Total revenues                       5,357       3,647      12,745      10,918

Expenses:
   Operating                               1,381       1,471       4,136       4,228
   General and administrative                219         116         439         309
   Depreciation                              894         732       2,248       2,164
   Interest                                  760         665       2,284       2,022
   Property taxes                            181         211         568         646
      Total expenses                       3,435       3,195       9,675       9,369

      Net income                         $ 1,922      $ 452      $ 3,070     $ 1,549

Net income allocated to
   general partners (1%)                   $ 19        $ 4        $ 31        $ 15
Net income allocated to
   limited partners (99%)                  1,903         448       3,039       1,534

                                         $ 1,922      $ 452      $ 3,070     $ 1,549
Net income per limited
   partnership unit                      $ 36.22     $ 8.53      $ 57.84     $ 29.20


Distributions per limited

   partnership unit                        $ --      $ 12.62     $144.18     $ 48.42


            See Accompanying Notes to Consolidated Financial Statements

c)

                              SHELTER PROPERTIES V

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            52,538     $     2     $52,538    $52,540

Partners' (deficit) capital at
   December 31, 1999                      52,538        (339)      4,784      4,445

Net income for the nine months
   ended September 30, 2000                   --          31       3,039       3,070

Distributions to partners                     --         (19)     (7,575)    (7,594)

Partners' (deficit) capital at
   September 30, 2000                     52,538     $  (327)    $   248    $   (79)

            See Accompanying Notes to Consolidated Financial Statements


d)

                              SHELTER PROPERTIES V

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                              Nine Months Ended
                                                                September 30,
                                                              2000        1999
Cash flows from operating activities:

  Net income                                                 $ 3,070     $ 1,549
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                             2,248       2,164
      Amortization of discounts and loan costs                   147         138
      Casualty gain                                           (1,662)         --
      Change in accounts:
          Receivables and deposits                            (2,056)       (275)
          Other assets                                           (97)       (127)
          Accounts payable                                      (611)         60
          Tenant security deposit liabilities                     14         (31)
          Accrued property taxes                                  38         246
          Other liabilities                                     (404)        (24)

             Net cash provided by operating activities           687       3,700

Cash flows from investing activities:

  Property improvements and replacements                      (2,641)     (1,225)
  Net withdrawals from restricted escrows                         39         265
  Insurance proceeds received, net                             4,324          --

             Net cash provided by (used in) investing
               activities                                      1,722        (960)

Cash flows from financing activities:

  Payments on mortgage notes payable                            (508)       (384)
  Loan costs paid                                                (83)        (10)
  Partners' distributions                                     (7,594)     (2,573)

             Net cash used in financing activities            (8,185)     (2,967)

Net decrease in cash and cash equivalents                     (5,776)       (227)

Cash and cash equivalents at beginning of period               8,852       2,892

Cash and cash equivalents at end of period                   $ 3,076     $ 2,665

Supplemental disclosure of cash flow information:

  Cash paid for interest                                     $ 2,138     $ 1,884

At December 31, 1999 approximately $548,000 of property improvements and replacements were included in accounts payable.

            See Accompanying Notes to Consolidated Financial Statements


e)

                              SHELTER PROPERTIES V

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty V Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1999.

Change in Fiscal Year End:

On January 3, 2000, the Partnership elected to change its fiscal year end from November 30 to December 31, effective for the period ending December 31, 1999, as announced in its Form 8-K filed on January 3, 2000. This Quarterly Report on Form 10-QSB presents the unaudited results of the Partnership's operations for the three and nine months ended September 30, 2000.

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

                                                        Nine Months Ended
                                                          September 30,
                                                         (in thousands)
                                                        2000         1999
         Net cash provided by operating
          activities                                 $   687       $ 3,700
         Payments on mortgage notes
          payable                                       (508)         (384)
         Property improvements and
          replacements                                (2,641)       (1,225)
         Change in restricted escrows, net                39           265
         Changes in reserves for net
            operating liabilities                      3,116           151
         Additional operating reserves                  (231)       (2,007)

            Net cash provided by operations          $   462       $   500

The Corporate General Partner reserved an additional $231,000 and $2,007,000 at September 30, 2000 and 1999, respectively, to fund capital improvements and repairs at the Partnership's seven investment properties.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and affiliates during the nine months ended September 30, 2000 and 1999 (in thousands):

                                                               September 30,
                                                               2000     1999
Property management fees (included in
  operating expense)                                          $ 539    $ 552
Reimbursement for services of affiliates
  (included in operating, general and
 administrative expenses and investment
 properties)                                                    343      190

During the nine months ended September 30, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $539,000 and $552,000 for the nine months ended September 30, 2000 and 1999, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $343,000 and $190,000 for the nine months ended September 30, 2000 and 1999, respectively. Included in these expenses for the nine months ended September 30, 2000 and 1999 is approximately $32,000 and $6,000, respectively, in reimbursements for construction oversight costs.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 34,813 limited partnership units in the Partnership representing 66.26% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.26% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note E - Distributions

During the nine months ended September 30, 2000, cash distributions of approximately $6,177,000 were paid to the limited partners ($117.57 per limited partnership unit) from refinancing proceeds and approximately $1,417,000 (approximately $1,398,000 of which was paid to the limited partners or $26.61 per limited partnership unit) were paid from operations. Subsequent to September 30, 2000, a distribution of approximately $462,000 (approximately $457,000 of which was paid to the limited partners or $8.70 per limited partnership unit) was paid from operations. During the nine months ended September 30, 1999, cash distributions of approximately $2,573,000 (approximately $2,544,000 of which was paid to the limited partners or $48.42 per limited partnership unit) were paid from operations.

Note F - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of seven apartment complexes located in Florida (2), South Carolina (1), Virginia (1), Georgia (1), and North Carolina (2). The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

  Three Months Ended September 30, 2000    Residential      Other       Totals
                                                      (in thousands)
Rental income                                $ 3,442     $    --       $ 3,442
Other income                                     246           7           253
Casualty gain                                  1,662          --         1,662
Interest expense                                 760          --           760
Depreciation                                     894          --           894
General and administrative expense                --         219           219
Segment profit (loss)                          2,134        (212)        1,922

  Nine Months Ended September 30, 2000     Residential      Other       Totals
                                                      (in thousands)
Rental income                                $10,262     $    --       $10,262
Other income                                     671         150           821
Casualty gain                                  1,662          --         1,662
Interest expense                               2,284          --         2,284
Depreciation                                   2,248          --         2,248
General and administrative expense                --         439           439
Segment profit (loss)                          3,359        (289)        3,070
Total assets                                  38,039         137        38,176
Capital expenditures for
  investment properties                        2,093          --         2,093

  Three Months Ended September 30, 1999    Residential      Other       Totals
                                                      (in thousands)
Rental income                                $ 3,450         $ --      $ 3,450
Other income                                     192             5         197
Interest expense                                 665            --         665
Depreciation                                     732            --         732
General and administrative expense                --           116         116
Segment profit (loss)                            563          (111)        452

  Nine Months Ended September 30, 1999     Residential      Other       Totals
                                                      (in thousands)
Rental income                                $10,294         $ --      $10,294
Other income                                     602            22         624
Interest expense                               2,022            --       2,022
Depreciation                                   2,164            --       2,164
General and administrative expense                --           309         309
Segment profit (loss)                          1,836          (287)      1,549
Total assets                                  35,874         1,021      36,895
Capital expenditures for
  investment properties                        1,225            --       1,225

Note G - Casualty Event

In September 1999, Tar River Estates Apartments, was damaged by severe flooding which affected certain areas of North Carolina. It is estimated that the property has incurred approximately $6,320,000 in damages as a result of this flooding. As of September 30, 2000, insurance proceeds of approximately $5,316,000 have been received to cover lost rents and damage to the property, resulting in a casualty gain of approximately $1,662,000.

In July 1999, Woodland Village Apartments experienced a fire, which resulted in the destruction of six apartment units. The property incurred damages of approximately $324,000 and estimated lost rents of approximately $13,000. It is anticipated that the costs incurred to restore the property will be fully covered by insurance.

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                       September 30,
             Property                                2000        1999

             Foxfire Apartments

                Atlanta, Georgia                      95%         94%

             Old Salem Apartments

                Charlottesville, Virginia             97%         95%

             Woodland Village Apartments

                Columbia, South Carolina              93%         94%

             Lake Johnson Mews Apartments

                Raleigh, North Carolina               93%         95%

             The Lexington Green Apartments

                Sarasota, Florida                     97%         97%

             Millhopper Village Apartments

                Gainesville, Florida                  94%         96%

             Tar River Estates Apartments

                Greenville, North Carolina (1)        35%         94%


(1) During September 1999, Tar River Estates was damaged by severe flooding which affected certain areas of North Carolina. The property has incurred extensive damage as a result of the flooding causing portions of the property to be unavailable for occupancy since September 1999. It is anticipated that the costs incurred to restore the property will be fully covered by insurance. The occupancy for the units not damaged at the property was 97% at September 30, 2000. The Corporate General Partner is currently in discussions concerning the redevelopment of the property.

Results of Operations

The Registrant's net income for the three and nine months ended September 30, 2000 was approximately $1,922,000 and $3,070,000, respectively, as compared to approximately $452,000 and $1,549,000 for the three and nine months ended September 30, 1999. The increase in net income is due to an increase in total revenues, which was partially offset by an increase in total expenses. Total revenues increased primarily due to a gain resulting from the casualty at Tar River Estates (as discussed below), and to a lesser extent, an increase in other income. Other income increased primarily due to an increase in interest income, as a result of higher cash balances maintained in interest bearing accounts. The increase in other income was partially offset by a slight decrease in rental income as a result of a decrease in occupancy at four of the Partnership's investment properties which more than offset the increase in average rental rates at all of the properties.

Total expenses increased primarily due to increases in interest, depreciation and general and administrative expenses. Interest expense increased as a result of the refinancing of the debt encumbering Old Salem Apartments and Foxfire Apartments (as discussed below). Depreciation expense increased as a result of recent capital improvements performed at all of the Partnership's investment properties. The increase in depreciation expense was partially offset by the write-off of a building and the related accumulated depreciation at Tar River Estates due to damage sustained as a result of flooding in 1999. General and administrative expenses increased primarily due to an increase in the cost of services included in the management reimbursements to the Corporate General Partner and its affiliates allowed under the Partnership Agreement and increased professional fees associated with the management of the Partnership. Also included in general and administrative expenses at both September 30, 2000 and 1999 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audits and appraisals required by the Partnership Agreement.

The increase in total expenses was partially offset by decreases in operating and property tax expenses. The decrease in operating expenses is due primarily to a decrease in maintenance expenses at most of the Partnership's properties, partially offset by an increase in payroll expenses. The decrease in property tax expense is due to the timing of the receipt of tax bills, which affected the tax accruals recorded for the respective periods. The decrease in property tax expense was partially offset by an increase in the tax assessment at Lake Johnson Mews Apartments.

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

Liquidity and Capital Resources

At September 30, 2000, the Registrant had cash and cash equivalents of approximately $3,076,000 as compared to approximately $2,665,000 at September 30, 1999. The decrease in cash and cash equivalents of approximately $5,776,000 for the nine months ended September 30, 2000, from the Partnership's year ended December 31, 1999, is due to approximately $8,185,000 of cash used in financing activities, which was partially offset by approximately $1,722,000 of cash provided by investing activities and approximately $687,000 of cash provided by operating activities. Cash provided by investing activities consisted of the receipt of insurance proceeds and net withdrawals from escrow accounts maintained by the mortgage lender, which was partially offset by property improvements and replacements. Cash used in financing activities consisted primarily of partner distributions and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties and loan costs related to the refinancing of the mortgages encumbering Old Salem Apartments and Foxfire Apartments. The Partnership invests its working capital reserves in money market accounts.

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

Millhopper Village Apartments: For 2000, the Partnership has budgeted approximately $44,000 for capital improvements, consisting primarily of appliance and floor covering replacements and HVAC unit replacements. The Partnership completed approximately $109,000 in budgeted and non-budgeted capital expenditures for the nine months ended September 30, 2000. The capital expenditures incurred consisted primarily of balcony replacements, and floor covering replacements. These improvements were funded primarily from operations.

Foxfire Apartments: For 2000, the Partnership has budgeted approximately $201,000 for capital improvements, consisting primarily of parking area and swimming pool improvements, floor covering and appliance replacements and other interior building improvements. The Partnership completed approximately $224,000 in budgeted and non-budgeted capital expenditures for the nine months ended September 30, 2000. The capital expenditures incurred consisted primarily of exterior painting, plumbing upgrades, air conditioning unit replacements, floor covering and appliance replacements. These improvements were funded primarily from operations.

Lake  Johnson  Mews   Apartments:   For  2000,  the   Partnership  has  budgeted
approximately $131,000 for capital improvements, consisting primarily of structural improvements, HVAC upgrades and floor covering and appliance replacements. The Partnership completed approximately $132,000 in budgeted and non-budgeted capital expenditures for the nine months ended September 30, 2000. The capital expenditures incurred consisted primarily of parking lot repairs and cabinet and floor covering replacements. These improvements were funded primarily from operations.

Woodland Village Apartments: For 2000, the Partnership has budgeted approximately $326,000 for capital improvements, consisting primarily of exterior painting, floor covering replacements and other interior and exterior building improvements. The Partnership completed approximately $313,000 in capital expenditures for the nine months ended September 30, 2000. The capital expenditures incurred consisted primarily of floor covering replacements and interior building improvements. These improvements were funded primarily from operations. In addition approximately $339,000 has been spent during 2000 on structural improvements required after a fire which occurred in July 1999. These improvements were funded from insurance proceeds.

The Lexington Green Apartments: For 2000, the Partnership has budgeted approximately $420,000 for capital improvements, consisting primarily of plumbing improvements, swimming pool upgrades, floor covering and appliance replacements and structural improvements. The Partnership completed approximately $261,000 in capital expenditures for the nine months ended September 30, 2000. The capital expenditures incurred consisted primarily of exterior painting, plumbing upgrades, structural improvements, sewer replacements, and floor covering replacement. These improvements were funded primarily from operations.

Tar River Estates Apartments: For 2000, the Partnership has budgeted approximately $135,000 for capital improvements excluding costs associated with repairing the damage incurred from flooding, consisting primarily of HVAC unit upgrades and floor covering and appliance replacements and structural improvements. The Partnership completed approximately $430,000 in budgeted and non-budgeted capital expenditures for the nine months ended September 30, 2000. The capital expenditures incurred consisted primarily of floor covering replacement and other exterior and interior building improvements associated with the repairs required due to the severe flood damage which occurred during September 1999. These improvements were funded primarily from Partnership reserves and insurance proceeds.

Old Salem Apartments: For 2000, the Partnership has budgeted approximately $438,000 for capital improvements, consisting primarily of parking lot improvements, floor covering and appliance replacements, structural improvements, and other interior and exterior improvements. The Partnership completed approximately $285,000 in capital expenditures for the nine months ended September 30, 2000. The capital expenditures incurred consisted primarily of structural improvements, parking lot improvements, and floor covering, heating upgrades, and appliance replacements. These improvements were funded primarily from Partnership reserves and operations.

The additional capital expenditures will be incurred only if cash is available from operations and from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $36,734,000 net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to December 1, 2019. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

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

During the nine months ended September 30, 2000, cash distributions of approximately $6,177,000 were paid to the limited partners ($117.57 per limited partnership unit) from refinancing proceeds and approximately $1,417,000 (approximately $1,398,000 of which was paid to the limited partners or $26.61 per limited partnership unit) were paid from operations. Subsequent to September 30, 2000, a distribution of approximately $462,000 (approximately $457,000 of which was paid to the limited partners or $8.70 per limited partnership unit) was paid from operations. During the nine months ended September 30, 1999, cash distributions of approximately $2,573,000 (approximately $2,544,000 of which was paid to the limited partners or $48.42 per limited partnership unit) were paid from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions  to its  partners  during  the  remainder  of 2000  or  subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender for The Lexington Green Apartments and Tar River Estates Apartments is less than $400 per apartment unit for each respective property for a total of $267,600. As of September 30, 2000, the reserve accounts were fully funded with approximately $508,000 on deposit with the mortgage lender.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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

                                 Date:   November 14, 2000