Form 10KSB
period 2000-12-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2001-04-02
CIK 712753

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d)

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year.  $16,404,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.  Description of Business

Shelter Properties V (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partnership interest in the Registrant was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date.

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

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

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

Foxfire Apartments                 07/19/83  Fee ownership, subject     Apartment
  Atlanta, Georgia                           to first mortgage. (1)     266 units

Old Salem Apartments               08/25/83  Fee ownership, subject     Apartment
  Charlottesville, Virginia                  to first mortgage.         364 units

Woodland Village Apartments        09/01/83  Fee ownership, subject     Apartment
  Columbia, South Carolina                   to first mortgage.         308 units

Lake Johnson Mews Apartments       09/30/83  Fee ownership, subject     Apartment
  Raleigh, North Carolina                    to first mortgage.         201 units

The Lexington Green Apartments     10/31/83  Fee ownership, subject     Apartment
  Sarasota, Florida                          to first mortgage. (1)     267 units

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

                              Gross
                            Carrying   Accumulated                          Federal
Property                      Value    Depreciation     Rate    Method     Tax Basis
                                 (in thousands)                         (in thousands)

Foxfire Apartments           $11,200     $ 7,097      5-29 yrs    S/L       $ 1,557
Old Salem Apartments          17,616      10,720      5-28 yrs    S/L         2,941
Woodland Village
   Apartments                 13,084       7,686      5-30 yrs    S/L         2,133
Lake Johnson Mews
   Apartments                  8,734       5,232      5-30 yrs    S/L         1,351
The Lexington Green
   Apartments                 10,627       5,766      5-34 yrs    S/L         2,517
Millhopper Village
   Apartments                  5,965       3,754      5-29 yrs    S/L           801
Tar River Estates             11,013       6,951      5-27 yrs    S/L         2,471
                             $78,239     $47,206                            $13,771

See "Note A" to the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                           Principal                                          Principal
                           Balance At     Stated                               Balance
                          December 31,   Interest    Period     Maturity        Due At
       Property               2000         Rate     Amortized   Date(3)      Maturity(3)
                         (in thousands)                                     (in thousands)

Foxfire Apartments
  1st mortgage             $ 7,030         7.79%       (1)      11/01/19     $    --

Old Salem Apartments
  1st mortgage               9,943         8.02%       (1)      12/01/19          --

Woodland Village
  Apartments
  1st mortgage               4,950         7.33%      none      11/01/03       4,950

Lake Johnson Mews
  Apartments
  1st mortgage               4,350         7.33%      none      11/01/03       4,350

The Lexington Green
  Apartments
  1st mortgage               7,020         7.22%       (1)      01/01/21          --

Millhopper Village
  Apartments
  1st mortgage               2,700         7.33%      none      11/01/03       2,700

Tar River Estates
  Apartments
  1st mortgage               4,337         7.60%       (2)      11/15/02       3,965
  2nd mortgage                 169         7.60%      none      11/15/02         169
                            40,499                                           $16,134

Less unamortized
  discounts                    (95)

Total                      $40,404

(1)  The principal balance is being amortized over 240 months.
(2) The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.
(3) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

During October and November 1999, the Partnership refinanced the mortgage notes at Foxfire Apartments and Old Salem Apartments. Gross proceeds from the refinancings were $7,200,000 and $10,157,000, respectively, of which approximately $4,519,000 and $6,287,000 was used to pay off the existing mortgage notes. The new notes require monthly principal and interest payments at fixed interest rates of 7.79% for Foxfire Apartments and 8.02% for Old Salem Apartments. The old debt carried fixed interest rates of 7.50% and 10.375% with maturities of May 1, 1999 and December 10, 2016, respectively. The new maturity dates are November 1, 2019 and December 1, 2019, respectively.

On December 15, 2000, the Partnership refinanced the mortgage notes at The Lexington Green Apartments. Gross proceeds from refinancing were $7,020,000 of which approximately $3,272,000 was used to pay off the existing first and second mortgage notes. The new note requires monthly principal and interest payments at a fixed interest rate of 7.22%. The old debt carried fixed interest rates of 7.60% with maturities of November 15, 2002. The new maturity date for this note is January 1, 2021.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for the twelve months ended December 31, 2000 and November 30, 1999 and the month ended December 31, 1999 and 1998 are as follows:

                   Average Annual      Average Annual      Average Annual       Average Annual
                    Rental Rates        Rental Rates          Occupancy           Occupancy
                Twelve Months Ended    One Month Ended   Twelve Months Ended      One Month
                                                                                    Ended
              December 31,  November 30, December 31,   December 31, November 30, December 31,
Property          2000        1999      1999    1998      2000        1999        1999  1998

Foxfire          $8,512      $8,071    $8,329  $7,951      95%         94%        95%   94%
Old Salem         7,805       7,578     7,654   7,534      98%         96%        97%   95%
Woodland
Village           8,028       7,723     7,856   7,569      93%         94%        91%   95%(2)
Lake Johnson
Mews              9,051       8,710     8,952   8,562      94%         95%        94%   96%
The
Lexington
Green             8,111       7,918     8,056   7,900      97%         97%        97%   96%
Millhopper
Village           8,792       8,462     8,642   8,313      95%         96%        96%   92%(3)
Tar River
Estates (1)       6,574       6,366     6,475   6,276      35%         82%        36%   97%

(1) During September 1999, Tar River Estates was damaged by severe flooding which affected certain areas of North Carolina. The property has incurred extensive damage as a result of the flooding causing portions of the property to be unavailable for occupancy since September 1999. It is expected that the costs incurred will be fully covered by insurance. The occupancy for the units not damaged at the property was 96% at December 31, 2000. The Corporate General Partner is currently reconstructing the property.

 (2) The Corporate General Partner attributes the decrease in occupancy at Woodland Village Apartments for the one month period ended December 31, 1999 to tenants purchasing new homes at low mortgage interest rates.

 (3) The Corporate General Partner attributes the increase in occupancy at Millhopper Village Apartments for the one month period ended December 31, 1999 to the timing of lease expirations and the degree to which concessions are being offered by the property and its competitors.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. As of December 31, 2000, no residential tenant leases 10% or more of the available rental space. With the exception of Tar River Estates as noted above, all of the properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2000 for each property were:

                                           2000              2000
                                          Billing            Rate
                                      (in thousands)

Foxfire Apartments                        $161                3.80%
Old Salem Apartments                        91                 .76%
Woodland Village Apartments                164               34.22%
Lake Johnson Mews Apartments*               91                 .99%
The Lexington Green Apartments             199                2.48%
Millhopper Village Apartments               84                2.73%
Tar River Estates Apartments                67                1.40%

*This property has a fiscal year different than the real estate tax year; therefore, tax expense as stated in the Partnership's Consolidated Statement of Operations does not agree to the 2000 billings.

Capital Improvements:

Foxfire Apartments: The Partnership completed approximately $253,000 in capital expenditures at Foxfire Apartments as of December 31, 2000, consisting primarily of exterior painting, plumbing upgrades, appliances and floor covering replacement. These improvements were funded primarily from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $73,150. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Old Salem Apartments: The Partnership completed approximately $362,000 in capital expenditures at Old Salem Apartments as of December 31, 2000, consisting primarily of parking area improvements, structural building improvements, appliances and floor covering replacement. These improvements were funded primarily from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $100,100. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Woodland Village Apartments: The Partnership completed approximately $749,000 in capital expenditures at Woodland Village Apartments as of December 31, 2000, consisting primarily of repairs related to the fire which occurred in 1999, interior building improvements, perimeter fencing, and floor covering replacements. These improvements were funded primarily from insurance proceeds and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or approximately $84,700. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lake Johnson Mews Apartments: The Partnership completed approximately $163,000 in capital expenditures at Lake Johnson Mews Apartments as of December 31, 2000, consisting primarily of parking area improvements, cabinets, and floor covering replacements. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $55,275. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lexington Green Apartments: The Partnership completed approximately $314,000 in capital expenditures at The Lexington Green Apartments as of December 31, 2000, consisting primarily of plumbing upgrades, exterior painting, structural building improvements, and floor covering replacement. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $73,425. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Millhopper Village: The Partnership completed approximately $118,000 in capital expenditures at Millhopper Village Apartments as of December 31, 2000, consisting primarily of structural building improvements, major landscaping, and floor covering replacement. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $37,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tar River Estates: The Partnership completed approximately $1,089,000 in capital expenditures at Tar River Estates as of December 31, 2000, consisting primarily of floor covering replacement and other exterior and interior building improvements associated with the repairs required due to the severe flood damage which occurred during September 1999. These improvements were funded primarily from insurance proceeds and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $110,550 not including additional improvements required as a result of the flood damage which will be covered by insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fiscal quarter ended December 31, 2000, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.  Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 52,538 limited partnership units aggregating $52,538,000, inclusive of 100 units which were purchased by the Corporate General Partner. The Partnership had 1,791 holders of record owning an aggregate of 52,538 Units at December 31, 2000. Affiliates of the Corporate General Partner owned 36,676 units or approximately 69.81% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the twelve months ended November 30, 1999, one month ended December 31, 1999, twelve months ended December 31, 2000, and subsequent to December 31, 2000.

                                                       Distributions
                                                                  Per Limited
                                              Aggregate         Partnership Unit
          12/01/98 - 11/30/99              $ 3,073,000 (1)           $ 57.84
          12/01/99 - 12/31/99                       --                    --
          01/01/00 - 12/31/00               11,654,000 (2)            221.25
         Subsequent to 12/31/00                762,000 (1)             14.41

(1)   Consists of cash from operations.

(2) Consists of $9,285,000 of refinancing proceeds from Lexington Green Apartments, Foxfire Apartments and Old Salem Apartments and $2,369,000 of cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. In addition, the Partnership may be restricted from making distributions by the requirement to deposit in the reserve account maintained by the mortgage lender for Tar River Estates a minimum of $400 and a maximum of $1,000 per apartment unit for a total of $160,800 to $402,000. As of December 31, 2000, the reserve account totaled approximately $282,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,676 limited partnership units in the Partnership representing 69.81% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P. commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $576.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 92 units resulting in its total ownership being increased to 36,768 units or 69.98% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 69.98% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

Results of Operations

Twelve Months Ended December 31, 2000 vs. Twelve Months Ended November 30, 1999

The Registrant's net income for the twelve months ended December 31, 2000 was approximately $3,318,000 as compared to approximately $1,965,000 for the twelve months ended November 30, 1999. (See "Note D" of the consolidated financial statements for a reconciliation of these amounts to the Registrant's federal taxable income). The increase in net income is due to an increase in total revenues which was partially offset by an increase in total expenses and an extraordinary loss as a result of the refinancing of the mortgage at Lexington Green Apartments (as discussed below). Total revenues increased primarily due to a gain resulting from the casualty at Tar River Estates (as discussed below) and, to a lesser extent, an increase in other income. The increase in other income is primarily due to a settlement received in 2000 for defective materials used in a construction project at Lexington Green Apartments, and to a lesser extent, increases in interest income, utilities reimbursements and tenant charges. Interest income increased as a result of larger average cash balances invested in interest bearing accounts. The increase in total revenues was partially offset by a gain recognized in 1999 resulting from the casualty at Woodland Village (as discussed below) and reduced rental income due to a decrease in occupancy at four of the Partnership's investment properties, which more than offset an increase in average rental rates at all of the properties.

Total expenses increased primarily due to increases in interest and general and administrative expenses. Interest expense increased as a result of the refinancing of the debt encumbering Old Salem Apartments and Foxfire Apartments late in 1999 (as discussed below). General and administrative expenses increased primarily due to an increase in the costs of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement and an increase in professional fees associated with the management of the Partnership. The increase in general and administrative expense was partially offset by a decrease in appraisal fees. Also included in general and administrative expense at both December 31, 2000 and November 30, 1999 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

The increase in total expenses was partially offset by decreases in operating and property tax expenses. The decrease in operating expenses is primarily due to decreases in maintenance expenses at most of the Partnership's properties, partially offset by increased payroll expenses. The decrease in property tax expense is due to the timing of the receipt of tax bills, which affected the tax accruals recorded for the respective periods. Depreciation expense remained relatively constant for the comparable periods.

Month Ended December 31, 1999 vs. Month Ended December 31, 1998

The Registrant's net income for the month ended December 31, 1999 was approximately $184,000 compared to approximately $250,000 for the month ended December 31, 1998. The decrease in net income for the month period ended
December 31, 1999 is due to an increase in total expenses and a decrease in total revenues. The increase in total expenses is due to an increase in interest and operating expenses partially offset by a decrease in depreciation and general and administrative expenses. Interest expense increased as a result of the refinancing of the debt encumbering Old Salem Apartments and Foxfire Apartments (as discussed below). The increase in operating expense is due primarily to an increase in payroll related expenses at the Partnership's investment properties. Property tax expense remained relatively constant for the comparable periods. The decrease in depreciation expense is due primarily to the write-off of a building and the related depreciation at Tar River Estates Apartments due to damage sustained as a result of flooding in 1999. General and administrative expenses decreased primarily due to a decrease in expenses related to the Partnership's communications with investors. Total revenues decreased for the comparable period due to a decrease in miscellaneous income received at the properties. Rental income remained relatively constant for the comparable periods.

In September 1999, Tar River Estates was damaged by severe flooding which affected certain areas of North Carolina. It is estimated that the property has incurred damages of approximately $6,320,000 as a result of this flooding. As of December 31, 2000 insurance proceeds of approximately $5,316,000 have been received to cover lost rents and damage to the property, resulting in the recognition of a casualty gain of approximately $1,662,000 for the year ended December 31, 2000. The property is currently undergoing reconstruction.

In July 1999, Woodland Village Apartments experienced a fire, which resulted in the destruction of six apartment units. The property incurred damages of approximately $324,000 and estimated lost rents of approximately $13,000. Insurance proceeds of approximately $332,000 were received to cover the damages and lost rents, resulting in a casualty gain in 1999 of $210,000.

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

Liquidity and Capital Resources

At December 31, 2000, the Registrant had cash and cash equivalents of approximately $2,544,000 as compared to approximately $8,852,000 at December 31, 1999. The decrease in cash and cash equivalents of approximately $6,308,000 is due to approximately $8,973,000 of cash used in financing activities and approximately $776,000 of cash used in investing activities which was partially offset by approximately $3,441,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of partner distributions, repayment of the existing mortgages at Lexington Green Apartments, payments of principal made on the mortgages encumbering the Registrant's properties, and, to a lesser extent, loan costs related to the refinancing of the mortgages encumbering Old Salem Apartments, Foxfire Apartments, and Lexington Green Apartments and a prepayment penalty related to the repayment of the existing mortgages at Lexington Green Apartments, which were partially offset by net proceeds received as a result of the refinancing of the mortgages of Lexington Green Apartments. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender, which was partially offset by insurance proceeds received from the flood at Tar River Estates. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $534,600. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $40,404,000, net of discount, is amortized over varying periods ranging from November 15, 2002 to January 1, 2021 with balloon payments of approximately $16,134,000 at maturity. The Corporate General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During October and November 1999, the Partnership refinanced the mortgage notes at Foxfire and Old Salem Apartments, respectively. Gross proceeds from the refinancings were $7,200,000 and $10,157,000, respectively, of which approximately $4,519,000 and $6,287,000 respectively was used to pay off the existing mortgage notes. The new notes require monthly principal and interest payments at fixed interest rates of 7.79% for Foxfire Apartments and 8.02% for Old Salem Apartments and mature November 1, and December 1, 2019, respectively. The old debt carried fixed interest rates of 7.50% and 10.375% with maturities of May 1, 1999 and December 10, 2016, respectively.

On December 15, 2000, the Partnership refinanced the mortgage notes at Lexington Green Apartments. Gross proceeds from refinancing were $7,020,000 of which approximately $3,272,000 was used to pay off the existing first and second mortgage notes. The new note requires monthly principal and interest payments at a fixed interest rate of 7.22% and matures January 1, 2021. The old debt carried fixed interest rates of 7.60% with maturities of November 15, 2002.

During the year ended December 31, 2000, cash distributions of approximately $11,654,000 were paid ($11,624,000 of which was paid to the limited partners, or $221.25 per limited partnership unit). Of this amount, approximately $9,285,000 was paid to the limited partners ($176.73 per limited partnership unit) from refinancing proceeds and approximately $2,369,000 (approximately $2,339,000 to the limited partners, or $44.52 per limited partnership unit) was paid from operations. During the twelve months ended November 30, 1999, cash distributions of approximately $4,191,000 were paid of which $1,118,000 related to a payable at November 30, 1998. The remaining $3,073,000 ($3,039,000 of which was paid to the limited partners, $57.84 per limited partnership unit) was paid from operations. No distributions were paid to the partners during the one month periods ended December 31, 1999 and 1998. Subsequent to December 31, 2000, the Partnership declared and paid a distribution from operations of approximately $762,000 (approximately $757,000 to the limited partners, or $14.41 per limited partnership unit) to the partners. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods. In addition, the Partnership may be restricted from making distributions by the requirement to deposit in the reserve account maintained by the mortgage lender for Tar River Estates a minimum of $400 and a maximum of $1,000 per apartment unit for a total of $160,800 to $402,000. As of December 31, 2000, the reserve account totaled approximately $282,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,676 limited partnership units in the Partnership representing 69.81% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P. commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $576.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 92 units resulting in its total ownership being increased to 36,768 units or 69.98% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 69.98% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 7.  Financial Statements

SHELTER PROPERTIES V

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31,  2000

      Consolidated Statements of Operations - Twelve months ended December 31, 2000 and November 30, 1999 and one month periods ended December 31, 1999 and 1998

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Twelve months ended December 31, 2000 and November 30, 1999 and one month period ended December 31, 1999

      Consolidated Statements of Cash Flows - Twelve months ended December 31, 2000 and November 31, 1999 and one month periods ended December 31, 1999 and 1998

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties V


We have audited the accompanying consolidated balance sheet of Shelter Properties V as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for the years ended December 31, 2000 and November 30, 1999 and for the month ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties V at December 31, 2000, and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and November 30, 1999 and for the month ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 15, 2001

                              SHELTER PROPERTIES V

                           CONSOLIDATED BALANCE SHEET
                         (in thousands, except unit data)

                                December 31, 2000


Assets
   Cash and cash equivalents                                                $  2,544
   Receivables and deposits                                                    1,216
   Restricted escrows                                                          2,779
   Other assets                                                                  697
   Investment properties (Notes C and F):
      Land                                                    $  4,242
      Buildings and related personal property                   73,997
                                                                78,239
      Less accumulated depreciation                            (47,206)       31,033
                                                                            $ 38,269

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   619
   Tenant security deposit liabilities                                           281
   Accrued property taxes                                                        260
   Other liabilities                                                             596
   Mortgage notes payable (Note C)                                            40,404

Partners' Deficit
   General partners                                           $   (336)
   Limited partners (52,538 units
      issued and outstanding)                                   (3,555)       (3,891)

                                                                            $ 38,269

          See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except unit data)


                                        Twelve Months Ended              Month Ended
                                    December 31,   November 31,          December 31,
                                        2000           1999          1999           1998
                                                                                (unaudited)
 Rental income                         $13,532       $13,648       $ 1,143       $ 1,146
 Other income                            1,210           791            52            69
 Casualty Gain (Note G)                  1,662           210            --            --
      Total revenues                    16,404        14,649         1,195         1,215


Expenses:
 Operating                               5,514         5,575           415           385
 General and administrative                606           406            22            29
 Depreciation                            2,940         2,969           241           251
 Interest                                3,002         2,718           256           226

 Property taxes                            794           866            77            74

      Total expenses                    12,856        12,534         1,011           965


Income before extraordinary item         3,548         2,115           184           250
Extraordinary loss on early
extinguishment
 extinguishment of debt                   (230)         (150)           --            --

      Net income (Note D)             $  3,318       $ 1,965       $   184       $   250

Net income allocated to general
   partners (1%)                      $     33       $    20       $     2       $     3
Net income allocated to limited
   partners (99%)                        3,285         1,945           182           247

                                      $  3,318       $ 1,965       $   184       $   250
Net income per limited
   partnership unit:

Income before extraordinary item      $  66.86       $ 39.85       $  3.46       $  4.70

Extraordinary item                       (4.33)        (2.83)           --            --

Net income                            $  62.53       $ 37.02       $  3.46       $  4.70

Distributions per limited
  partnership unit                    $ 221.25       $ 57.84       $    --       $    --

          See Accompanying Notes to Consolidated Financial Statements



                              SHELTER PROPERTIES V

         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions           52,538        $   2      $52,538   $52,540

Partners' (deficit) capital
   at November 30, 1998                  52,538        $(327)     $ 5,696   $ 5,369

Distributions to partners                    --          (34)      (3,039)   (3,073)


Net income for the twelve months
   ended November, 30 1999                   --           20        1,945     1,965

Partners' (deficit) capital
   at November 30, 1999                  52,538         (341)       4,602     4,261

Net income for the month
   ended December 31, 1999                   --            2          182       184

Partners' (deficit) capital
   at December 31, 1999                  52,538         (339)       4,784     4,445

Distributions to partners                    --          (30)     (11,624)  (11,654)

Net income for the twelve months
   ended December 31, 2000                   --           33        3,285     3,318

Partners' deficit
   at December 31, 2000                  52,538       $ (336)     $(3,555)  $(3,891)

          See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                           Twelve Months Ended          Month Ended
                                         December 31,  November 30,     December 31,
                                             2000        1999        1999        1998
                                                                              (unaudited)
Cash flows from operating activities:
  Net income                               $  3,318    $  1,965    $    184    $   250
  Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation                               2,940       2,969         241        251
   Amortization of discounts and loan costs     193         168          17         15
   Extraordinary loss on early
     extinguishment of debt                     230         150          --         --
   Casualty gain                             (1,662)       (210)         --         --
   Change in accounts:
      Receivables and deposits                 (206)       (828)        316        211
      Other assets                              (20)       (432)         58         20
      Accounts payable                         (840)      1,063         (28)       (85)
      Tenant security deposit liabilities         7         (88)          2          4
      Accrued property taxes                   (151)        (21)         30        (40)
      Other liabilities                        (368)        641        (122)        20
         Net cash provided by operating
              activities                      3,441       5,377         698        646
Cash flows from investing activities:
   Property improvements and replacements    (2,972)     (3,142)       (723)       (59)
   Net (deposits to) withdrawals from
     restricted escrows                      (2 128)        155         307         32
   Insurance proceeds received, net           4,324         319         502         --
         Net cash (used in) provided by
         investing activities                  (776)     (2,668)         86        (27)
Cash flows from financing activities:
   Payments on mortgage notes payable          (671)       (506)        (38)       (42)
   Loan costs paid                             (276)       (143)         --         --
   Prepayment penalty                          (120)         --          --         --
   Proceeds from mortgage notes payable       7,020      17,357          --         --
   Repayment of mortgage notes payable       (3,272)     (10,806)        --         --
   Partners' distributions                  (11,654)     (4,191)         --     (1,118)
         Net cash (used in) provided by
         financing activities                (8,973)      1,711         (38)    (1,160)
Net (decrease) increase in cash and cash
   equivalents                               (6,308)      4,420         746       (541)
Cash and cash equivalents at beginning of
    the period                                8,852       3,375       8,106      3,433
Cash and cash equivalents at end of
    the period                            $   2,544   $   7,795    $  8,852   $  2,892
Supplemental disclosure of cash flow
    information:
  Cash paid for interest                  $   2,847   $   2,570    $    239   $    211
Supplemental disclosure of non-cash
  activity:
  Property improvements and replacements in
  in accounts payable                     $     221   $     548    $    145   $     --
  Receivable for defective property
  improvements and replacements           $     153   $      --    $     --   $     --

          See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES V

                    Notes to Consolidated Financial Statements

Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties V (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partnership interest in the Registrant was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date. The Partnership commenced operations on July 19, 1983, and completed its acquisition of apartment properties on January 18, 1984. The Partnership operates seven apartment properties located in the South and Southeast.

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

                                           Twelve Months Ended           Month Ended
                                        December 31, November 31,        December 31,
                                            2000         1999         1999         1998
                                                                                (unaudited)
                                             (in thousands)             (in thousands)
Net cash provided by operating
   activities                            $ 3,441     $ 5,377      $   698      $   646
  Property improvements and
   replacements                           (2,972)     (3,142)        (723)         (59)
  Payments on mortgage notes payable        (671)       (506)         (38)         (42)
  Changes in reserves for net
     operating liabilities                 1,578        (335)        (256)        (130)
  Changes in restricted escrows, net      (2,128)        155          307           32
  Releases from (additions to) operating
    reserves                               1,514      (1,549)          12           --

     Net cash from operations            $   762     $    --      $    --      $   447

For the twelve months ended December 31, 2000 and the month ended December 31, 1999 the Corporate General Partner released previously reserved funds of approximately $1,514,000 and $12,000, respectively.

The Corporate General Partner reserved approximately $1,549,000 at November 30, 1999, to fund capital improvements and repairs at its properties.

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

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage notes for Tar River Estates) into the Reserve Account until the Reserve Account is funded in an amount equal to a minimum of $400 and a maximum of $1,000 per apartment unit for a total of $160,800 to $402,000. As of December 31, 2000, this Reserve Account totaled approximately $282,000 which includes interest earned on these funds.

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. Accordingly, net income as shown in the consolidated statement of operations and changes in partners' (deficit) capital for 2000 was allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit was computed by dividing the net income allocated to the limited partners by 52,538 units outstanding.

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

Other Reserves: The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during the twelve months ended December 31, 2000 and November 30, 1999 were a decrease of approximately $1,578,000 and an increase of approximately $335,000, respectively. For the month ended December 31, 1999 the change in other reserves were a decrease of approximately $12,000. There was no change for the month ended December 31, 1998. The amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $2,234,000 at December 31, 2000 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Replacement Reserve: In conjunction with the 1996 refinancing of the mortgage notes encumbering Woodland Village, Lake Johnson Mews, and Millhopper Village, a deposit per unit between $275 and $348 per year was made with the mortgage company to establish and maintain a Replacement Reserve designated for repairs and replacements at the properties. At December 31, 2000, this reserve totaled approximately $95,000.

Reserve Account - At the time of the refinancing of the Lexington Green Apartments and Tar River Estates mortgage notes payable in 1992, a general reserve account was established with the refinancing proceeds for the property. When Lexington Green Apartments refinanced in December 2000, the reserve was no longer required for this property and the balance held by the lender at December 31, 2000 of approximately $267,000 was returned to the property subsequent to December 31, 2000. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the property to the reserve account until it equals a minimum of $400 and a maximum of $1,000 per apartment unit for a total of $160,800 to $402,000 for Tar River Estates. At December 31, 2000, this reserve totaled approximately $282,000 for Tar River Estates which includes interest earned on these funds.

Escrows for Taxes and Insurance: Escrows for all of the properties are held by the Partnership. All escrowed funds are designated for the payment of real estate taxes. These escrows, totaling approximately $587,000, are included in receivables and deposits.

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

Loan Costs: Loan costs of approximately $986,000, less accumulated amortization of approximately $389,000, are included in other assets and are being amortized on a straight-line basis over the life of the related loans. In connection with the 1999 refinancing of Foxfire and Old Salem and the 2000 refinancing of Lexington Green, additional loan costs of approximately $81,000 and $195,000, respectively, were capitalized during the year ended December 31, 2000.

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

Investment Properties: Investment properties consist of seven apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value for which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. No adjustments for impairment of value were recorded in the twelve months ended December 31, 2000 and November 30, 1999 or the one month periods ended December 31, 1999 and 1998.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $156,000 and $152,000 for the twelve months ended December 31, 2000 and November 30, 1999, respectively, and approximately $8,000 and $10,000 for the months ended December 31, 1999 and December 31, 1998, respectively, were charged to operating expense as incurred.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                                Principal     Monthly                           Principal
                               Balance At     Payment     Stated                 Balance
                              December 31,   Including   Interest  Maturity      Due At
Property                          2000        Interest     Rate      Date       Maturity
                                   (in thousands)                            (in thousands)

Foxfire
 1st mortgage                   $ 7,030       $  59       7.79%    11/01/19       $   --

Old Salem
 1st mortgage                     9,943          85       8.02%    12/01/19           --

Woodland Village
 1st mortgage                     4,950          30       7.33%    11/01/03        4,950

Lake Johnson Mews
 1st mortgage                     4,350          27       7.33%    11/01/03        4,350

The Lexington Green
 1st mortgage                     7,020          55       7.22%    01/01/21           --

Millhopper Village
 1st mortgage                     2,700          16       7.33%    11/01/03        2,700

Tar River Estates
 1st mortgage                     4,337          43       7.60%    11/15/02        3,965
 2nd mortgage                       169           1       7.60%    11/15/02          169

                                 40,499       $ 316                             $ 16,134

Less unamortized discounts          (95)

Total                           $40,404

The Partnership exercised an interest rate buy-down option for Tar River Estates when the debt was refinanced in October 1992, thereby reducing the stated rate from 8.76% to 7.60%. The fee for the interest rate reduction amounted to approximately $393,000 and is being amortized as a loan discount on the interest method over the life of the loans. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.76%.

During October and November 1999, the Partnership refinanced the mortgage notes at Foxfire and Old Salem Apartments, respectively. Gross proceeds from the refinancings were $7,200,000 and $10,157,000, respectively, of which approximately $4,519,000 and $6,287,000, respectively, was used to pay off the existing mortgage notes. The new notes require monthly principal and interest payments at fixed interest rates of 7.79% for Foxfire Apartments and 8.02% for Old Salem Apartments and mature November 1, and December 1, 2019, respectively. The old debt carried fixed interest rates of 7.50% and 10.375% with maturities of May 1999 and December 2016, respectively.

On December 15, 2000, the Partnership refinanced the mortgage notes at Lexington Green Apartments. Gross proceeds from refinancing were $7,020,000 of which approximately $3,272,000 was used to pay off the existing first and second mortgage notes. The new note requires monthly principal and interest payments at a fixed interest rate of 7.22%. The old debt carried fixed interest rates of 7.60% with maturities of November 15, 2002. The new maturity date for this note is January 1, 2021.

The mortgage notes payable are non-recourse and are secured by a pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2000 are as follows (in thousands):

                                     2001      $   746
                                     2002        4,919
                                     2003       12,657
                                     2004          710
                                     2005          767
                                Thereafter      20,700
                                               $40,499

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                       Twelve Months Ended       Month Ended
                                   December 31,   November 30,  December 31,
                                       2000           1999          1999

Net income as reported                $ 3,318       $ 1,965         $  184
Add (deduct):
     Depreciation differences           1,538         1,635             32
     Change in prepaid rental             (19)          (70)            10
     Casualty (gain) loss              (2,789)         (210)           236
     Other                                662           (28)            41
     Change in other
       liabilities                        (15)           26            (95)
Federal taxable income                $ 2,695       $ 3,318         $  408

Federal taxable income per
     limited partnership unit         $ 50.78       $ 62.52        $  7.69

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

            Net liabilities as reported              $  (3,891)
            Land and buildings                          10,505
            Accumulated depreciation                   (27,767)
            Syndication fees                             6,747
            Other                                       (3,486)

            Net liabilities - tax basis              $ (17,892)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and affiliates during the twelve months ended December 31, 2000 and November 30, 1999 and the month ended December 31, 1999 and 1998, respectively:

                                          Twelve Months Ended           Month Ended
                                       December 31,  November 30,      December 31,
                                           2000          1999        1999        1998
                                                                              (unaudited)
Property management fees (included in
  operating expense)                       $ 721        $ 725        $ 57        $ 59
Reimbursement for services of affiliates
 (included in operating, general and
 administrative expenses and investment
 properties)                                 529          254          36          18

During the years ended December 31, 2000 and November 30, 1999 and one month periods ended December 31, 1999 and 1998, affiliates of the Corporate General
Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $721,000 and $725,000 for the twelve months ended December 31, 2000 and November 30, 1999. The Registrant paid to such affiliates approximately $57,000 and $59,000
(unaudited) for the one month periods ended December 31, 1999 and 1998, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $529,000 and $254,000 for the twelve months ended December 31, 2000 and November 30, 1999, respectively. Included in these expenses for the twelve months ended December 31, 2000 and November 30, 1999 is approximately $119,000 and $13,000, respectively, in reimbursements for construction costs. Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $36,000 and $18,000 (unaudited) for the one month periods ended December 31, 1999 and 1998.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,676 limited partnership units in the Partnership representing 69.81% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P. commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $576.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 92 units resulting in its total ownership being increased to 36,768 units or 69.98% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 69.98% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note F - Investment Properties and Accumulated Depreciation

                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)

                                                           Buildings        Cost
                                                          and Related   Capitalized
                                                           Personal    Subsequent to
           Description            Encumbrances    Land     Property     Acquisition
                                  (in thousands)                      (in thousands)
Foxfire Apartments                   $ 7,030     $  830     $ 9,122       $ 1,248
Old Salem Apartments                   9,943        654      12,664         4,298
Woodland Village Apartments            4,950        605       9,135         3,344
Lake Johnson Mews Apartments           4,350        338       6,725         1,671
The Lexington Green Apartments         7,020      1,102       6,620         2,905
Millhopper Village Apartments          2,700        239       4,305         1,421
Tar River Estates                      4,506        474       9,985           554
Totals                               $40,499    $ 4,242     $58,556       $15,441

                              Gross Amount At Which
                                     Carried
                              At December 31, 2000
                                    (in thousands)

                                    Buildings
                                       And
                                      Related                        Date of           Depreciable
                                     Personal          Accumulated  Construc-   Date       Life-
          Description         Land   Property   Total  Depreciation   tion    Acquired    Years
                                                      (in thousands)
   Foxfire
   Atlanta, Georgia          $   830  $10,370  $11,200  $ 7,097     1969-1971  07/19/83   5-29

   Old Salem
   Charlottesville, Virginia     654   16,962   17,616   10,720     1969-1971  08/25/83   5-28

   Woodland Village
   Columbia, South Carolina      605   12,479   13,084    7,686        1974    09/01/83   5-30

   Lake Johnson Mews
   Raleigh, North Carolina       338    8,396    8,734    5,232     1972-1973  09/30/83   5-30

   The Lexington Green
   Sarasota, Florida           1,102    9,525   10,627    5,766     1973-1982  10/31/83   5-34

   Millhopper Village
   Gainesville, Florida          239    5,726    5,965    3,754     1970-1976  11/22/83   5-29

   Tar River Estates
   Greenville,North Carolina     474   10,539   11,013    6,951   1969-1972  01/18/84   5-27

                             $ 4,242  $73,997  $78,239  $47,206
            Totals

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                            Twelve Months Ended          Month Ended
                                          December 31,  November 30,     December 31,
                                              2000        1999         1999        1998
                                                                                (unaudited)
                                               (in thousands)           (in thousands)
Real Estate
Balance at beginning of period              $76,281      $76,339     $75,961     $76,339
    Property improvements                     3,048        3,690         320          59
    Disposals of property                    (1,090)      (4,068)         --          --
Balance at end of period                    $78,239      $75,961     $76,281     $76,398

Accumulated Depreciation

Balance at beginning of period              $44,317      $43,415     $44,076     $43,415
    Additions charged to expense              2,940        2,969         241         251
    Disposals of property                       (51)      (2,308)         --          --
Balance at end of period                    $47,206      $44,076     $44,317     $43,666

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999 is approximately $88,744,000 and $86,430,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999 is approximately $74,973,000 and $73,455,000, respectively.

Note G - Casualty Event

In September 1999, Tar River Estates was damaged by severe flooding which affected certain areas of North Carolina. It is estimated that the property has incurred damages of approximately $6,320,000 as a result of this flooding. As of December 31, 2000 insurance proceeds of approximately $5,316,000 have been received to cover lost rents and damage to the property, resulting in a casualty gain in 2000 of approximately $1,662,000. The property is currently undergoing reconstruction.

In July 1999, Woodland Village Apartments experienced a fire, which resulted in the destruction of six apartment units. The property incurred damages of approximately $324,000 and estimated lost rents of approximately $13,000. Insurance proceeds of approximately $332,000 were received to cover the damages and lost rents, resulting in a casualty gain in 1999 of $210,000.

Note H - Distributions

During the year ended December 31, 2000, cash distributions of approximately $11,654,000 were paid ($11,624,000 of which was paid to the limited partners, or $221.25 per limited partnership unit). Of this amount, approximately $9,285,000 was paid to the limited partners ($176.73 per limited partnership unit) from refinancing proceeds and approximately $2,369,000 (approximately $2,339,000 to the limited partners, or $44.52 per limited partnership unit) was paid from operations. During the twelve months ended November 30, 1999, cash distributions of approximately $4,191,000 were paid of which $1,118,000 related to a payable at November 30, 1998. The remaining $3,073,000 ($3,039,000 of which was paid to the limited partners, $57.84 per limited partnership unit) was paid from operations. No distributions were paid to the partners during the one month periods ended December 31, 1999 and 1998. Subsequent to December 31, 2000, the Partnership declared and paid a distribution from operations of approximately $762,000 (approximately $757,000 to the limited partners, or $14.41 per limited partnership unit) to the partners.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Corporate General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Corporate General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Corporate General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Corporate General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $76,000 and non-audit services (principally tax-related) of approximately $38,000.

Item 10. Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

Entity                                  Number of Units      Percentage

Cooper River Properties, LLC
 (an affiliate of AIMCO)                      2,722             5.18%
Insignia Properties LP
 (an affiliate of AIMCO)                     20,144            38.34%
AIMCO Properties LP
 (an affiliate of AIMCO)                     13,810            26.29%

Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately owned by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership. AIMCO Properties LP, the other general partner acquired 10,652 Units during the current fiscal year. Subsequent to December 31, 2000, AIMCO Properties LP acquired an additional 92 Units, increasing its ownership to 13,902 Units or 26.46% of the outstanding Units.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and affiliates during the twelve months ended December 31, 2000 and November 30, 1999 and the one month periods ended December 31, 1999 and December 31, 1998:

                                          Twelve Months Ended           Month Ended
                                       December 31,  November 30,      December 31,
                                           2000          1999        1999        1998

Property management fees                   $ 721        $ 725        $ 57        $ 59
Reimbursement for services of affiliates     529          254          36          18

During the years ended December 31, 2000 and November 30, 1999 and one month periods ended December 31, 1999 and 1998, affiliates of the Corporate General
Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $721,000 and $725,000 for the twelve months ended December 31, 2000 and November 30, 1999. The Registrant paid to such affiliates approximately $57,000 and $59,000 for the one month periods ended December 31, 1999 and 1998, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $529,000 and $254,000 for the twelve months ended December 31, 2000 and November 30, 1999, respectively. Included in these expenses for the twelve months ended December 31, 2000 and November 30, 1999 is approximately $119,000 and $13,000, respectively, in reimbursements for construction costs. Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $36,000 and $18,000 for the one month periods ended December 31, 1999 and 1998.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,676 limited partnership units in the Partnership representing 69.81% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P. commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $576.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 92 units resulting in its total ownership being increased to 36,768 units or 69.98% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 69.98% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

                                     PART IV


Item 13. Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               Multifamily Note secured by a Mortgage or Deed of Trust dated December 15, 2000 between New Shelter Properties V Limited Partnership and Reilly Mortgage Group, Inc. relating to Lexington Green Apartments as filed herein.

         (b) Reports on Form 8-K filed during the fourth quarter of fiscal year 2000:

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

                                 Date:   April 2, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye        Executive Vice President    Date: April 2, 2001
Patrick J. Foye           and Director


/s/Martha L. Long         Senior Vice President and   Date: April 2, 2001
Martha L. Long            Controller

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

      3           See Exhibit 4(a)

      3.1 Second Amended and Restated Bylaws of IPT, dated October 2, 1998 (incorporated by reference to Current Report on Form 8-K, dated October 1, 1998).

      4     (a)   Amended and Restated Certificate  and  Agreement  of  Limited
                  Partnership (included as Exhibit A  to  the   Prospectus  of
                  Registrant dated May 27, 1983 contained in Amendment  No. 1 to
                  Registration Statement No.2-81308, of Registrant filed June 8,
                  1982 (the "Prospectus") and incorporated herein by reference.)

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

            (d) Purchase Agreement dated May 6,1983 between Europco Management Company of America and U.S. Shelter Corporation to acquire Lake Johnson Mews.*

                     *Filed as Exhibits 12(a) through 12(d), respectively, to Amendment No. 1 of Registration Statement No. 2-81308 of Registrant filed May 24, 1983 and incorporated herein by reference.

            (e) Purchase Agreement dated June 17, 1983 between The Lexington Apartments and U.S. Shelter Corporation to acquire The Lexington Apartments.(Filed as Exhibit 12(E) to Post-Effective Amendment No. 1 of Registration Statement No. 2-81308 of Registrant filed June 27, 1983 and incorporated herein by reference).

            (f) Purchase Agreement dated August 26, 1983 between James S. Quincey and U.S. Shelter Corporation to acquire Millhopper Village Apartments. (Filed as Exhibit 12(F) to Post-Effective
                  Amendment No. 1 of Registration   Statement  No.  2-81308  of
                  Registrant filed October 13, 1983 and incorporated herein by reference).

            (g) Purchase Agreement dated November 21, 1983 between Southwest Realty,Ltd.and U.S. Shelter Corporation to acquire Greenspoint Apartments. (Filed as Exhibit 10(A) to Form 8-K of Registrant dated December 8, 1983 and incorporated herein by reference).

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

      (ii) Form of Management Agreement with U.S. Shelter Corporation subsequently assigned to Shelter Management Group, L.P. (now known as Insignia Management Group, L.P.). (Filed as Exhibit 10 (ii) to Form 10-K of Registrant filed February 26, 1988 and incorporated herein by reference).

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

            (l) Multifamily Note secured by a Mortgage or Deed of Trust dated October 25, 1999, between Foxfire Apartments V Limited Partnership and GMAC Commercial Mortgage Corporation relating to Foxfire Apartments. (Filed as Exhibit 10(1) to Form 10-KSB of Registrant for period ended December 31, 2000).

            (m) Multifamily Note secured by a Mortgage or Deed of Trust dated November 10, 1999, between Shelter Properties V Limited Partnership and GMAC Commercial Mortgage Corporation relating to Old Salem Apartments. (Filed as Exhibit 10(m) to Form 10-KSB of Registrant for period ended December 31, 2000).

            (n) Multifamily Note secured by a Mortgage or Deed of Trust dated December 15, 2000 between New Shelter Properties V Limited Partnership and Reilly Mortgage Group, Inc. relating to Lexington Green Apartments as filed herein.

99.1 Current Report on Form 8-K dated October 1, 1998 filed on October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.

99.2              Irrevocable Limited Proxy, dated October 1, 1998, among AIMCO,
                  Andrew L. Farkas, James  A.  Aston  and  Frank  M.   Garrison
                  (incorporated by reference to Current Report on Form 8-K,dated October 1, 1998).

99.3 Shareholder's Agreement, dated October 1, 1998, among AIMCO, Andrew L. Farkas, James A. Aston and Frank M. Garrison (incorporated by reference Current Report on Form 8-K, dated October 1, 1998).

                                    EXHIBIT C

                                                              Exhibit 10(iii)(n)
                                                        FHLMC Loan No. 002689839
                                                    (Lexington Green Apartments)


                                MULTIFAMILY NOTE
                         (MULTISTATE - REVISION DATE 11-01-2000)


US $7,020,000.00                                       As of December 15, 2000


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of REILLY MORTGAGE GROUP, INC., a District of Columbia corporation, the principal sum of Seven Million Twenty Thousand and 00/100 Dollars (US $7,020,000.00), with interest on the unpaid principal balance at the annual rate of Seven and Two Hundred Twenty Thousandths percent (7.220%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 2000 Corporate Ridge, Suite 925, McLean, Virginia 22102, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of Fifty Five Thousand Three Hundred Fifty Six and 86/100 Dollars (US $55,356.86), shall be payable on the first day of each month beginning on February 1, 2001, until the entire unpaid principal balance evidenced by this
Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on January 1, 2021 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c) Any prepayment premium payable under this Note shall be computed as follows:

            (1) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

            (i)   1.0% of the unpaid principal balance of this Note; or

            (ii)  the product obtained by multiplying:

                  (A)   the amount of principal being prepaid,

                  by

                  (B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate,

                  by

                  (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016 as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

            Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                        [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

            (2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household or agricultural purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modification to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

            -----
              X       Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.


                      [REMAINDER OF PAGEN INTENTIONALLY LEFT BLANK]

                              NEW SHELTER V LIMITED PARTNERSHIP,
                              a Delaware limited partnership

                              By: Shelter V GP Limited Partnership, a Delaware limited partnership, its General Partner

                              By:   Shelter Realty V Corporation, a South
                                    Carolina corporation, its General Partner



                                                By:
                                                   Patti K. Fielding
                                                   Senior Vice President


                                   57-0721855
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS _____ DAY OF ____________, 200__.

REILLY MORTGAGE GROUP, INC., a District of
   Columbia corporation



By:_________________________________
   Brenda R. Dutrow
   Assistant Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE


1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2.   Paragraph  9(c) of the Note is  amended to add the  following  subparagraph
     (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

            The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.