Form 10QSB
period 2001-03-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2001-05-15
CIK 712753

FORM 10-QSB-- QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report



                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2001


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
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                $  1,966
   Receivables and deposits                                                      680
   Restricted escrows                                                          2,641
   Other assets                                                                1,039
   Investment properties:
      Land                                                    $  4,242
      Buildings and related personal property                   74,931
                                                                79,173
      Less accumulated depreciation                            (47,938)       31,235
                                                                            $ 37,561

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    191
   Tenant security deposit liabilities                                           281
   Accrued property taxes                                                        228
   Other liabilities                                                             700
   Due to Corporate General Partner                                              119
   Mortgage notes payable                                                     40,245

Partners' Deficit
   General partners                                           $   (374)
   Limited partners (52,538 units
      issued and outstanding)                                   (3,829)       (4,203)
                                                                            $ 37,561


            See Accompanying Notes to Consolidated Financial Statements

b)

                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                         Three Months Ended
                                                              March 31,
                                                          2001        2000
Revenues:
   Rental income                                         $3,291      $3,410
   Other income                                             373         235
   Casualty gain                                            121          --
      Total revenues                                      3,785       3,645

Expenses:
   Operating                                              1,452       1,401
   General and administrative                               135         115
   Depreciation                                             732         686
   Interest                                                 770         762
   Property taxes                                           208         172
      Total expenses                                      3,297       3,136

      Net income                                         $  488      $  509

Net income allocated to
   general partners (1%)                                 $    5      $    5
Net income allocated to
   limited partners (99%)                                   483         504

                                                         $  488      $  509
Net income per limited
   partnership unit                                      $ 9.19      $ 9.59


Distributions per limited
   partnership unit                                      $14.41      $   --


            See Accompanying Notes to Consolidated Financial Statements

                                SHELTER PROPERTIES V
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)




                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          52,538        $    2      $52,538    $52,540

Partners' deficit at
   December 31, 2000                    52,538        $ (336)     $(3,555)   $(3,891)

Distributions to partners                   --           (43)        (757)      (800)

Net income for the three months
   ended March 31, 2001                     --             5          483        488

Partners' deficit at
   March 31, 2001                       52,538        $ (374)     $(3,829)   $(4,203)



            See Accompanying Notes to Consolidated Financial Statements

d)

                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                              Three Months Ended
                                                                   March 31,
                                                               2001        2000
Cash flows from operating activities:
  Net income                                                  $   488     $   509
  Adjustments to reconcile net income
    to net cash provided by (used in) operating
      activities:
      Depreciation                                                732         686
      Amortization of discounts
       and loan costs                                              38          50
      Casualty gain                                              (121)         --
      Change in accounts:
          Receivables and deposits                                409         410
          Other assets                                           (199)       (147)
          Accounts payable                                       (207)     (1,111)
          Tenant security deposit liabilities                      --           8
          Accrued property taxes                                  (32)       (190)
          Due to Corporate General Partner                        119          --
          Other liabilities                                       104        (309)
             Net cash provided by (used in) operating
              activities                                        1,331         (94)
Cash flows from investing activities:
  Property improvements and replacements                       (1,155)       (673)
  Net withdrawals from restricted escrows                         138          46
  Settlement for defective property improvements                  153          --
  Insurance proceeds received, net                                 95       1,867
             Net cash (used in) provided by investing
               activities                                        (769)      1,240
Cash flows from financing activities:
  Payments on mortgage notes payable                             (169)       (170)
  Loan costs paid                                                (171)        (71)
  Partners' distributions                                        (800)         --
             Net cash used in financing activities             (1,140)       (241)
Net (decrease) increase in cash and cash equivalents             (578)        905
Cash and cash equivalents at beginning of period                2,544       8,852
Cash and cash equivalents at end of period                    $ 1,966     $ 9,757
Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $   727     $   712


At  December  31,  2000  and  1999,   approximately   $221,000   and   $145,000,
respectively,  of  property  improvements  and  replacements  were  included  in accounts payable.


            See Accompanying Notes to Consolidated Financial Statements

e)

                              SHELTER PROPERTIES V
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner"), a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

Certain reclassifications have been made to the 2000 balances to conform to the 2001 presentation.

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

Segment Reporting:

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

                                                     Three Months Ended
                                                          March 31,
                                                       (in thousands)
                                                       2001       2000
             Net cash provided by (used in)
                operating activities                 $ 1,331     $ (94)
               Payments on mortgage notes
                payable                                 (169)      (170)
               Property improvements and
                replacements                          (1,155)      (673)
               Change in restricted escrows, net         138         46
               Changes in reserves for net
                  operating liabilities                 (194)     1,339
               Releases from (additions to)
                  operating reserves                     659       (448)

                  Net cash from operations            $  610     $   --

The Corporate General Partner released previously reserved funds of approximately $659,000 at March 31, 2001. The Corporate General Partner reserved approximately $448,000 at March 31, 2000 to fund capital improvements and repairs at the Partnership's seven investment properties.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates during the three months ended March 31, 2001 and 2000 (in thousands):


                                                                     March 31,
                                                                   2001      2000

            Property management fees (included in
              operating expense)                                  $ 179     $ 175
            Reimbursement for services of affiliates
              (included in operating, general and
             administrative expenses and investment                  99        74
             properties)
            Refinancing fees (included in capitalized loan
               costs)                                               170        --
            Due to Corporate General Partner                        119        --

During the three months ended March 31, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $179,000 and $175,000 for the three months ended March 31, 2001 and 2000, respectively.

Affiliates  of  the  Corporate   General  Partner   received   reimbursement  of
accountable administrative expenses amounting to approximately $99,000 and $74,000 for the three months ended March 31, 2001 and 2000, respectively.

For services provided in connection with the refinancing of two of the Partnership's investment properties, the Corporate General Partner was paid total commissions related to the refinancings of approximately $170,000 during the three months ended March 31, 2001.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates own 36,768 limited partnership units in the Partnership representing 69.98% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 69.98% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note D - Casualty Event

In September 1999, Tar River Estates Apartments, was damaged by severe flooding which affected certain areas of North Carolina. It is estimated that the property has incurred approximately $6,323,000 in damages as a result of this flooding. As of March 31, 2001, insurance proceeds of approximately $5,316,000 have been received to cover lost rents and damage to the property. The property is currently undergoing reconstruction.

In July 1999, Woodland Village Apartments experienced a fire, which resulted in the destruction of eight apartment units. The property incurred damages of approximately $448,000 and estimated lost rents of approximately $36,000. Insurance proceeds of approximately $332,000 were received during the year ended December 31, 1999 to cover the damages and lost rents, resulting in a casualty gain in 1999 of $210,000. The repairs were completed and an additional gain of approximately $121,000 was recorded during the three months ended March 31, 2001.

Note E - Distributions

During the three months ended March 31, 2001, cash distributions from operations of approximately $800,000 were paid (approximately $757,000 to the limited partners, or $14.41 per limited partnership unit). In connection with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership, approximately $38,000 was distributed to the general partner of the majority owned sub-tier limited partnership. No distributions were paid to the partners during the three months ended March 31, 2000. Subsequent to March 31, 2001, the Partnership declared and paid a distribution from operations of approximately $610,000 (approximately $601,000 to the limited partners, or $11.44 per limited partnership unit) to the partners.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:

                                                          March 31,
                     Property                           2001     2000

                     Foxfire Apartments
                        Atlanta, Georgia                94%       94%

                     Old Salem Apartments
                        Charlottesville, Virginia       98%       98%

                     Woodland Village Apartments
                        Columbia, South Carolina (2)    95%       92%

                     Lake Johnson Mews Apartments
                        Raleigh, North Carolina         92%       93%

                     The Lexington Green Apartments
                        Sarasota, Florida               98%       97%

                     Millhopper Village Apartments
                        Gainesville, Florida (2)        96%       93%

                     Tar River Estates
                        Greenville,   North  Carolina   54%       35%
                     (1)


(1) During September 1999, Tar River Estates was damaged by severe flooding which affected certain areas of North Carolina. The property has incurred extensive damage as a result of the flooding causing portions of the property to be unavailable for occupancy since September 1999. It is expected that the costs incurred will be fully covered by insurance. The occupancy for the units not damaged at the property was 87% at March 31, 2001. The Corporate General Partner is currently reconstructing the property.

(2) The Corporate General Partner attributes the increases in occupancy at Woodland Village Apartments and Millhopper Village Apartments to increased marketing efforts.

Results of Operations

The Registrant's net income for the three months ended March 31, 2001 was approximately $488,000 compared to approximately $509,000 for the three months ended March 31, 2000. The decrease in net income for the three months ended March 31, 2001 is due to an increase in total expenses which was partially offset by an increase in total revenues. Total expenses increased primarily due to increases in operating, depreciation, and property tax expenses, and to a lesser extent, increases in general and administrative and interest expenses. The increase in operating expenses is primarily due to increases in payroll expenses at most of the Partnership's investment properties and utility expenses at Old Salem Apartments. The increase in operating expenses was partially offset by a decrease in maintenance expenses at most of the Partnership's investment properties. Depreciation expense increased as a result of recent capital improvements performed at all of the Partnership's investment properties. The increase in property tax expense is due to the timing of the receipt of tax bills, which affected the tax accruals recorded for the respective periods. Interest expense increased as a result of the refinancing of the debt encumbering The Lexington Green Apartments which increased the debt balance (as discussed below).

General and administrative expenses increased primarily due to an increase in the costs of services included in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense at both March 31, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audits and appraisals required by the Partnership Agreement.

Total revenues increased due to an increase in other income and the recognition of a gain resulting from the casualty at Woodland Village Apartments (as discussed below). Other income increased primarily due to an increase in tenant reimbursements, which was partially offset by a decrease in interest income as a result of lower average cash balances invested in interest bearing accounts. The increase in total revenues was partially offset by a decrease in the rental income. The decrease in rental income is primarily due to the receipt of insurance proceeds in 2000 to cover lost rents as a result of the casualty at Tar River Estates (as discussed below), which more than offset increases in occupancy at three of the Partnership's investment properties and increases in the average rental rates at six of the Partnership's investment properties.

In September 1999, Tar River Estates Apartments, was damaged by severe flooding which affected certain areas of North Carolina. It is estimated that the property has incurred approximately $6,323,000 in damages as a result of this flooding. As of March 31, 2001, insurance proceeds of approximately $5,316,000 have been received to cover lost rents and damage to the property. The property is currently undergoing reconstruction.

In July 1999, Woodland Village Apartments experienced a fire, which resulted in the destruction of eight apartment units. The property incurred damages of approximately $448,000 and estimated lost rents of approximately $36,000. Insurance proceeds of approximately $332,000 were received during the year ended December 31, 1999 to cover the damages and lost rents, resulting in a casualty gain in 1999 of $210,000. The repairs were completed and an additional gain of approximately $121,000 was recorded during the three months ended March 31, 2001.

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

Liquidity and Capital Resources

At March 31, 2001, the Registrant had cash and cash equivalents of approximately $1,966,000 as compared to approximately $9,757,000 at March 31, 2000. The decrease in cash and cash equivalents of approximately $578,000 for the three months ended March 31, 2001, from the Partnership's calendar year end, is due to approximately $1,140,000 of cash used in financing activities and approximately $769,000 of cash used in investing activities which was partially offset by approximately $1,331,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of partner distributions, loan costs related to the refinancing of the mortgages encumbering Old Salem Apartments and Foxfire Apartments and payments of principal made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements, partially offset by a settlement received for defective materials used in a construction project at The Lexington Green Apartments, net receipts from escrow accounts maintained by the mortgage lender, and insurance proceeds received for the fire at Woodland Village Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local, legal, and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Millhopper Village Apartments: For 2001, the Partnership has budgeted approximately $40,000 for capital improvements, consisting primarily of floor covering and air conditioning unit replacements. The Partnership completed approximately $32,000 in capital expenditures at Millhopper Village Apartments for the three months ended March 31, 2001, consisting primarily of floor covering replacements. These improvements were funded from operations and replacement reserves.

Foxfire Apartments: For 2001, the Partnership has budgeted approximately $73,000 for capital improvements, consisting primarily of floor covering replacement. The Partnership completed approximately $26,000 in capital expenditures at Foxfire Apartments for the three months ended March 31, 2001, consisting primarily of floor covering replacements. These improvements were funded from operations.

Lake  Johnson  Mews   Apartments:   For  2001,  the   Partnership  has  budgeted
approximately $66,000 for capital improvements, consisting primarily of floor covering replacements and interior building improvements. The Partnership completed approximately $18,000 in capital expenditures at Lake Johnson Mews Apartments for the three months ended March 31, 2001, consisting primarily of interior building improvement and floor covering replacements. These improvements were funded from replacement reserves.

Woodland Village Apartments: For 2001, the Partnership has budgeted approximately $238,000 for capital improvements, consisting primarily of floor covering and appliance replacements. The Partnership completed approximately $168,000 in capital expenditures at Woodland Village Apartments for the three months ended March 31, 2001, consisting primarily of repairs related to the fire which occurred July 1999, interior building improvements, and floor covering replacements. These improvements were funded from operations and insurance proceeds.

The Lexington Green Apartments: For 2001, the Partnership has budgeted approximately $332,000 for capital improvements, consisting primarily of floor covering and air conditioning unit repairs and interior building improvements. The Partnership completed approximately $35,000 in capital expenditures at The Lexington Green Apartments for the three months ended March 31, 2001, consisting primarily of cabinet replacements and floor covering replacements. These improvements were funded from operations.

Tar River Estates Apartments: For 2001, the Partnership has budgeted approximately $441,000 for capital improvements, consisting primarily of air conditioning upgrades, floor covering replacements, and other exterior and interior building improvements associated with repairs required due to severe flood damage which occurred during September 1999. The Partnership completed approximately $617,000 in capital expenditures at Tar River Estates for the three months ended March 31, 2001, consisting primarily of floor covering replacements and other exterior and interior building improvements associated with repairs required due to severe flood damage which occurred during September 1999. These improvements were funded from replacement reserves and insurance proceeds.

Old Salem Apartments: For 2001, the Partnership has budgeted approximately $154,000 for capital improvements, consisting primarily of air conditioning upgrades, floor covering replacements, and interior building improvements. The Partnership completed approximately $38,000 in capital expenditures at Old Salem Apartments for the three months ended March 31, 2001, consisting primarily of floor covering replacements and HVAC upgrades. These improvements were funded from operations.

The additional capital expenditures will be incurred only if cash is available from operations and from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $40,245,000 net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to January 1, 2021. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

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

During the three months ended March 31, 2001, cash distributions from operations of approximately $800,000 were paid (approximately $757,000 to the limited partners, or $14.41 per limited partnership unit). In connection with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership, approximately $38,000 was distributed to the general partner of the majority owned sub-tier limited partnership. No distributions were paid to the partners during the three months ended March 31, 2000. Subsequent to March 31, 2001, the Partnership declared and paid a distribution from operations of approximately $610,000 (approximately $601,000 to the limited partners, or $11.44 per limited partnership unit) to the partners. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods. In addition, the Partnership may be restricted from making distributions by the requirement to deposit in the reserve account maintained by the mortgage lender for Tar River Estates a minimum of $400 and a maximum of $1,000 per apartment unit for a total of $160,800 to $402,000. As of March 31, 2001, the reserve account totaled approximately $162,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates own 36,768 limited partnership units in the Partnership representing 69.98% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 69.98% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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

                                 Date:  May 15, 2001