Form 10QSB
period 2001-06-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2001-08-13
CIK 712753

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

                 For the quarterly period ended June 30, 2001


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
                       (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                $  3,671
   Receivables and deposits                                                    1,427
   Restricted escrows                                                          2,889
   Other assets                                                                1,266
   Investment properties:
      Land                                                   $  4,242
      Buildings and related personal property                  76,723
                                                               80,965
      Less accumulated depreciation                           (48,680)        32,285
                                                                            $ 41,538

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    501
   Tenant security deposit liabilities                                           293
   Accrued property taxes                                                        401
   Other liabilities                                                             454
   Due to Corporate General Partner                                              255
   Mortgage notes payable                                                     44,361

Partners' Deficit
   General partners                                          $   (385)
   Limited partners (52,538 units
      issued and outstanding)                                  (4,342)        (4,727)

                                                                            $ 41,538

         See Accompanying Notes to Consolidated Financial Statements


b)

                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)



                                          Three Months Ended      Six Months Ended
                                               June 30,               June 30,
                                           2001       2000        2001        2000
Revenues:
   Rental income                         $ 3,262     $ 3,410     $ 6,553     $ 6,820
   Other income                              340         333         713         568
   Casualty gain                              --          --         121          --
      Total revenues                       3,602       3,743       7,387       7,388

Expenses:
   Operating                               1,355       1,354       2,807       2,755
   General and administrative                143         105         278         220
   Depreciation                              742         668       1,474       1,354
   Interest                                  727         762       1,497       1,524
   Property taxes                            221         215         429         387
      Total expenses                       3,188       3,104       6,485       6,240

Income before extraordinary item             414         639         902       1,148
Extraordinary loss on early
  extinguishment of debt                     (74)         --         (74)         --

      Net income                          $  340      $  639      $  828     $ 1,148

Net income allocated to
   general partners (1%)                  $    3      $    6      $    8     $    11
Net income allocated to
   limited partners (99%)                    337         633         820       1,137

                                          $  340      $  639      $  828     $ 1,148
Per limited partnership unit:
   Income before extraordinary
     item                                 $ 7.80      $12.05      $17.00     $ 21.64
   Extraordinary item                      (1.39)         --       (1.39)         --

Net income                                $ 6.41     $ 12.05     $ 15.61     $ 21.64

Distributions per limited
   partnership unit                      $ 16.18     $144.18     $ 30.59     $144.18

         See Accompanying Notes to Consolidated Financial Statements


c)

                             SHELTER PROPERTIES V
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            52,538     $     2     $52,538    $52,540

Partners' deficit at
   December 31, 2000                      52,538     $  (336)    $(3,555)   $(3,891)

Distributions to partners                     --         (57)     (1,607)    (1,664)

Net income for the six months
   ended June 30, 2001                        --           8         820         828

Partners' deficit at June 30, 2001        52,538     $  (385)    $(4,342)   $(4,727)

         See Accompanying Notes to Consolidated Financial Statements


d)
                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                              Six Months Ended
                                                                   June 30,
                                                              2001        2000
Cash flows from operating activities:
  Net income                                                 $   828     $ 1,148
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Casualty gain                                             (121)         --
      Depreciation                                             1,474       1,354
      Amortization of discounts and loan costs                    50          99
      Extraordinary loss on early extinguishment of debt          74          --
      Change in accounts:
          Receivables and deposits                              (364)       (734)
          Other assets                                          (110)        (56)
          Accounts payable                                      (240)       (862)
          Tenant security deposit liabilities                     12          28
          Accrued property taxes                                 141         (20)
          Due to General Partner                                 255          --
          Other liabilities                                     (142)       (390)
             Net cash provided by operating
                activities                                     1,857         567
Cash flows from investing activities:
  Property improvements and replacements                      (2,604)     (1,488)
  Net deposits to restricted escrows                            (110)         (2)
  Settlement for defective property improvements                 153          --
  Insurance proceeds received, net                               121       2,644
             Net cash (used in) provided by investing
               activities                                     (2,440)      1,154
Cash flows from financing activities:
  Payments on mortgage notes payable                            (355)       (339)
  Loan costs paid                                               (563)        (83)
  Proceeds from mortgage notes payable                        11,342          --
  Repayment of mortgage notes payable                         (7,050)         --
  Distributions to partners                                   (1,664)     (7,592)
             Net cash provided by (used in) financing
               activities                                      1,710      (8,014)

Net increase (decrease) in cash and cash equivalents           1,127      (6,293)

Cash and cash equivalents at beginning of period               2,544       8,852

Cash and cash equivalents at end of period                   $ 3,671     $ 2,559
Supplemental disclosure of cash flow
  information:
  Cash paid for interest                                     $ 1,543     $ 1,425
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
    payable                                                  $   343     $    --

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

         See Accompanying Notes to Consolidated Financial Statements


e)

                              SHELTER PROPERTIES V
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2000. Shelter Realty V Corporation is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Segment Reporting:

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

                                                      Six Months Ended
                                                          June 30,
                                                       (in thousands)
                                                       2001       2000
             Net cash provided by
                operating activities                 $ 1,857     $  567
               Payments on mortgage notes
                payable                                 (355)      (339)
               Property improvements and
                replacements                          (2,604)    (1,488)
               Change in restricted escrows, net        (110)        (2)
               Changes in reserves for net
                  operating liabilities                  448      2,034
               Releases from (additions to)
                  operating reserves                     764       (772)

                  Net cash from operations             $ --       $ --

The Corporate General Partner released previously reserved funds of approximately $764,000 at June 30, 2001 and reserved approximately $772,000 at June 30, 2000 to fund capital improvements and repairs at the Partnership's seven investment properties.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates during the six months ended June 30, 2001 and 2000 (in thousands):

                                                                     June 30,
                                                                 2001      2000
            Property management fees (included in
              operating expenses)                               $ 363     $ 358
            Reimbursement for services of affiliates
              (included in operating and general and
                administrative expenses and investment            436       155
                properties)
            Loan costs (included in other assets)                 283        --
            Due to Corporate General Partner                      255        --

During the six months ended June 30, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $363,000 and $358,000 for the six months ended June 30, 2001 and 2000, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $436,000 and $155,000 for the six months ended June 30, 2001 and 2000, respectively. Included in these expenses for the six months ended June 30, 2001 and 2000 is approximately $240,000 and $23,000 respectively, in reimbursements for construction oversight costs.

For services provided in connection with the refinancing of four of the Partnership's investment properties, the Corporate General Partner was paid approximately $283,000 during the six months ended June 30, 2001. These costs were capitalized and are included in other assets on the consolidated balance sheet.

In accordance with the Partnership Agreement, the Corporate General Partner has loaned the Partnership funds to cover reconstruction expense at Tar River Estates Apartments. At June 30, 2001 the amount of the outstanding loans and accrued interest was approximately $255,000 and is included in Due to Corporate General Partner. Interest is charged at the prime rate plus 2%. Interest expense was approximately $2,000 for the six months ended June 30, 2001. There were no loans from the Corporate General Partner or associated interest expense during the six months ended June 30, 2000. Subsequent to June 30, 2001 this loan balance was repaid by the Partnership with a portion of the refinance proceeds received on the two properties that refinanced on June 28, 2001, as discussed in "Note E".

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates own 36,859 limited partnership units in the Partnership representing 70.16% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 70.16% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note D - Casualty Event

In September 1999, Tar River Estates Apartments was damaged by severe flooding which affected certain areas of North Carolina. It is estimated that the property has incurred approximately $6,323,000 in damages as a result of this flooding. As of June 30, 2001, insurance proceeds of approximately $5,316,000 have been received to cover lost rents and damage to the property. A portion of the property is currently undergoing reconstruction. The Partnership is currently negotiating with the city of Greenville, North Carolina to potentially condemn a portion of the land and sell it to the city. If this transaction takes place, the portion of the property previously located on this land will not be reconstructed. As part of the reconstruction process, the Partnership is capitalizing the portion of the interest expense associated with the assets under reconstruction. As of June 30, 2001 approximately $95,000 of interest expense has been capitalized.

In July 1999, Woodland Village Apartments experienced a fire, which resulted in the destruction of eight apartment units. The property incurred damages of approximately $448,000 and estimated lost rents of approximately $36,000. Insurance proceeds of approximately $332,000 were received during the year ended December 31, 1999 to cover the damages and lost rents, resulting in a casualty gain in 1999 of $210,000. The repairs were completed and an additional gain of approximately $121,000 was recorded during the six months ended June 30, 2001.

Note E - Refinancing and Extraordinary Loss

On June 28, 2001, the Partnership refinanced the mortgage notes encumbering Lake Johnson Mews Apartments and Millhopper Village Apartments. The refinancings replaced indebtedness of approximately $4,350,000 at Lake Johnson Mews Apartments and $2,700,000 at Millhopper Village Apartments, with new mortgages in the amounts of $7,117,000 and $4,225,000, respectively. The new mortgages both carry a stated interest rate of 7.43% as compared to 7.33% on the previous loans. Payments of principal and interest on the new mortgage loans are due monthly until the loans mature on July 1, 2021. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $38,000 at Lake Johnson Mews Apartments and approximately $36,000 at Millhopper Village Apartments due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgages were approximately $221,000 for Lake Johnson Mews Apartments and approximately $167,000 for Millhopper Village Apartments at June 30, 2001.

On December 15, 2000, the Partnership refinanced the mortgage notes at The Lexington Green Apartments. Gross proceeds from refinancing were $7,020,000 of which approximately $3,272,000 was used to pay off the existing first and second mortgage notes. The new note requires monthly principal and interest payments at a fixed interest rate of 7.22% and matures January 1, 2021. The old debt carried fixed interest rates of 7.60% with maturities of November 15, 2002. Total capitalized loan costs for the new mortgage was approximately $195,000 for the year ended December 31, 2000. Additional loan costs of approximately $4,000 were capitalized during the six months ended June 30, 2001.

During October and November 1999, the Partnership refinanced the mortgage notes at Foxfire and Old Salem Apartments, respectively. Gross proceeds from the refinancings were $7,200,000 and $10,157,000, respectively, of which approximately $4,519,000 and $6,287,000, respectively, was used to pay off the existing mortgage notes. The new notes require monthly principal and interest payments at fixed interest rates of 7.79% for Foxfire Apartments and 8.02% for Old Salem Apartments and mature November 1, and December 1, 2019, respectively. The old debt carried fixed interest rates of 7.50% and 10.375% with maturities of May 1999 and December 2016, respectively. Total capitalized loan costs at December 31, 1999 were approximately $143,000. An additional $81,000 was capitalized during the year ended December 31, 2000 and an additional $171,000 was capitalized during the six months ended June 30, 2001.

Note F - Distributions

During the six months ended June 30, 2001, cash distributions from operations of approximately $1,664,000 were paid (approximately $1,607,000 to the limited partners, or $30.59 per limited partnership unit). In connection with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership, approximately $41,000 was distributed to the general partner of the majority owned sub-tier limited partnership. During the six months ended June 30, 2000, cash distributions of approximately $6,177,000 were paid to the limited partners ($117.57 per limited partnership unit) from refinancing proceeds and approximately $1,415,000 (approximately $1,398,000 to the limited partners, or $26.61 per limited partnership unit) was paid from operations. Subsequent to June 30, 2001, the Partnership declared and paid a distribution of proceeds from the refinancings of Lake Johnson Mews Apartments and Millhopper Village Apartments of approximately $2,610,000 ($49.68 per limited partnership unit) to the limited partners.

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000:

                                             June 30,
Property                                 2001        2000

Foxfire Apartments
   Atlanta, Georgia                       94%         95%

Old Salem Apartments
   Charlottesville, Virginia              97%         97%

Woodland Village Apartments
   Columbia, South Carolina               94%         92%

Lake Johnson Mews Apartments
   Raleigh, North Carolina                92%         93%

The Lexington Green Apartments
   Sarasota, Florida                      97%         97%

Millhopper Village Apartments
   Gainesville, Florida                   94%         94%

Tar River Estates Apartments
   Greenville, North Carolina (1)         62%         35%


(1) During September 1999, Tar River Estates Apartments was damaged by severe flooding which affected certain areas of North Carolina. The property has incurred extensive damage as a result of the flooding causing portions of the property to be unavailable for occupancy since September 1999. It is expected that the costs incurred will be fully covered by insurance. The occupancy for the units not damaged at the property was 82% at June 30, 2001. The Corporate General Partner is currently reconstructing a portion of the property.

Results of Operations

The Registrant's net income for the three and six months ended June 30, 2001 was approximately $340,000 and $828,000, respectively, as compared to approximately $639,000 and $1,148,000 for the three and six months ended June 30, 2000. The decrease in net income for the three months ended June 30, 2001 is due to a decrease in total revenues, an increase in total expenses, and an extraordinary loss on the early extinguishment of debt as a result of the refinancing of the mortgages at Lake Johnson Mews Apartments and Millhopper Village Apartments (as discussed in "Liquidity and Capital Resources"). The decrease in net income for the six months ended June 30, 2001 is due to an increase in total expenses and the extraordinary loss on early extinguishment of debt. The decrease in total revenues for the three months ended June 30, 2001 is due to a decrease in rental income which was partially offset by an increase in other income. Total revenues remained relatively constant for the six months ended June 30, 2001, as a decrease in rental income was offset by an increase in other income and the recognition of a gain resulting from the casualty at Woodland Village Apartments (as discussed below). The decrease in rental income for the three and six months ended June 30, 2001 is due to the receipt of insurance proceeds in 2000 to cover lost rents as a result of the casualty at Tar River Estates Apartments (as discussed below) which more than offset an increase in occupancy at Woodland Village Apartments and an increase in the average rental rates at all of the Partnership's investment properties. Other income increased primarily due to an increase in tenant reimbursements, which was partially offset by a decrease in interest income as a result of lower average cash balances in interest bearing accounts.

Total expenses increased for the three and six months ended June 30, 2001 due to increases in general and administrative expenses, depreciation expense and property tax expense, partially offset by a decrease in interest expense. Depreciation expense increased as a result of recent capital improvements completed at all of the Partnership's investment properties. The increase in property tax expense is due to the timing of the receipt of tax bills, which affected the tax accruals recorded for the respective periods. Interest expense decreased due to the reconstruction project at Tar River due to certain interest costs being capitalized (see discussion below). This reduction was partially offset by increased interest expense at Lexington Green Apartments due to the refinance in December 2000 with a larger loan balance. For the six months ended June 30, 2001, operating expenses also increased due primarily to increased payroll related expenses at Lake Johnson Mews Apartments, Old Salem Apartments, and Woodland Village Apartments, increased utility bills at Old Salem Apartments and increased hazard insurance expense at all the Partnership's properties. These increases were partially offset by reduced maintenance expenses at all the Partnership's properties.

General and administrative expenses increased primarily due to an increase in the costs of services included in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense at both June 30, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audits and appraisals required by the Partnership Agreement.

In September 1999, Tar River Estates Apartments was damaged by severe flooding which affected certain areas of North Carolina. It is estimated that the property has incurred approximately $6,323,000 in damages as a result of this flooding. As of June 30, 2001, insurance proceeds of approximately $5,316,000 have been received to cover lost rents and damage to the property. A portion of the property is currently undergoing reconstruction. The Partnership is currently negotiating with the city of Greenville, North Carolina to potentially condemn a portion of the land and sell it to the city. If this transaction takes place, the portion of the property previously located on this land will not be reconstructed. As part of the reconstruction process, the Partnership is capitalizing the portion of the interest expense associated with the assets under reconstruction. As of June 30, 2001 approximately $95,000 of interest expense has been capitalized.

In July 1999, Woodland Village Apartments experienced a fire, which resulted in the destruction of eight apartment units. The property incurred damages of approximately $448,000 and estimated lost rents of approximately $36,000. Insurance proceeds of approximately $332,000 were received during the year ended December 31, 1999 to cover the damages and lost rents, resulting in a casualty gain in 1999 of $210,000. The repairs were completed and an additional gain of approximately $121,000 was recorded during the six months ended June 30, 2001.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $3,671,000 compared to approximately $2,559,000 at June 30, 2000. The increase in cash and cash equivalents of approximately $1,127,000 for the six months ended June 30, 2001, from the Partnership's calendar year end, is due to approximately $1,857,000 of cash provided by operating activities and approximately $1,710,000 of cash provided by financing activities, which was partially offset by approximately $2,440,000 of cash used in investing activities. Cash provided by financing activities consisted of net proceeds received as a result of the refinancing of the mortgages of Lake Johnson Mews Apartments and Millhopper Village Apartments, which was partially offset by the repayment of the existing mortgages at Lake Johnson Mews Apartments and Millhopper Village Apartments, and to a lesser extent, distributions to partners, loan costs related to the refinancing of the mortgages encumbering four of the Partnerships investment properties, and payments of principal made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender, partially offset by a settlement received for defective materials used in a construction project at The Lexington Green Apartments and insurance proceeds received for the fire at Woodland Village Apartments. The Registrant invests its working capital reserves in interest bearing accounts.

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

Millhopper Village Apartments: For 2001, the Partnership has budgeted approximately $59,000 for capital improvements, consisting primarily of air conditioning unit and floor covering replacements. The Partnership completed approximately $34,000 in capital expenditures at Millhopper Village Apartments for the six months ended June 30, 2001, consisting primarily of floor covering replacement. These improvements were funded from replacement reserves and operations.

Foxfire Apartments: For 2001, the Partnership has budgeted approximately $79,000 for capital improvements, consisting primarily of floor covering replacement. The Partnership completed approximately $76,000 in capital expenditures at Foxfire Apartments for the six months ended June 30, 2001, consisting primarily of structural improvements, and floor covering replacement. These improvements were funded from operations.

Lake  Johnson  Mews   Apartments:   For  2001,  the   Partnership  has  budgeted
approximately $297,000 for capital improvements, consisting primarily of structural improvements and floor covering and appliance replacements. The Partnership completed approximately $41,000 in capital expenditures at Lake Johnson Mews Apartments for the six months ended June 30, 2001, consisting primarily of structural improvements, cabinet replacements, and floor covering replacement. These improvements were funded from replacement reserves and operations.

Woodland Village Apartments: For 2001, the Partnership has budgeted approximately $224,000 for capital improvements, consisting primarily of exterior painting, floor covering and appliance replacements and air conditioning unit upgrades. The Partnership completed approximately $221,000 in capital expenditures for the six months ended June 30, 2001, consisting primarily of repairs related to the fire which occurred July 1999, interior building improvements, and floor covering replacement. These improvements were funded from operations, replacement reserves, and insurance proceeds.

The Lexington Green Apartments: For 2001, the Partnership has budgeted approximately $332,000 for capital improvements, consisting primarily of exterior painting, floor covering and appliance replacements, and air conditioning unit upgrades. The Partnership completed approximately $80,000 in capital expenditures at Lexington Green Apartments for the six months ended June 30, 2001, consisting primarily of plumbing upgrades, and floor covering, cabinet and appliance replacements. These improvements were funded primarily from operations.

Tar River Estates Apartments: For 2001, the Partnership has budgeted approximately $280,000 for capital improvements consisting primarily of floor covering replacement and other exterior and interior building improvements associated with the repairs required due to severe flood damage which occurred during September 1999 at Tar River Estates Apartments. The Partnership completed approximately $2,181,000 in capital expenditures for the six months ended June 30, 2001, consisting primarily of floor covering replacement and other exterior and interior building improvements associated with repairs required due to severe flood damage which occurred during September 1999. These improvements were funded from replacement reserves and insurance proceeds.

Old Salem Apartments: For 2001, the Partnership has budgeted approximately $198,000 for capital improvements, consisting primarily of floor covering and appliance replacements, structural improvements, and air conditioning unit replacement. The Partnership completed approximately $93,000 in capital expenditures at Old Salem Apartments for the six months ended June 30, 2001, consisting primarily of heating and air conditioning unit replacements, floor covering replacement, appliances and electrical upgrades. These improvements were funded from operations.

The additional capital expenditures will be incurred only if cash is available from operations and from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $44,361,000 net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to July 1, 2021. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

On June 28, 2001, the Partnership refinanced the mortgage notes encumbering Lake Johnson Mews Apartments and Millhopper Village Apartments. The refinancings replaced indebtedness of approximately $4,350,000 at Lake Johnson Mews Apartments and $2,700,000 at Millhopper Village Apartments, with new mortgages in the amounts of $7,117,000 and $4,225,000, respectively. The new mortgages both carry a stated interest rate of 7.43% as compared to 7.33% on the previous loans. Payments of principal and interest on the new mortgage loans are due monthly until the loans mature on July 1, 2021. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $38,000 at Lake Johnson Mews Apartments and approximately $36,000 at Millhopper Village Apartments due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgages were approximately $221,000 for Lake Johnson Mews Apartments and approximately $167,000 for Millhopper Village Apartments at June 30, 2001.

On December 15, 2000, the Partnership refinanced the mortgage notes at The Lexington Green Apartments. Gross proceeds from refinancing were $7,020,000 of which approximately $3,272,000 was used to pay off the existing first and second mortgage notes. The new note requires monthly principal and interest payments at a fixed interest rate of 7.22% and matures January 1, 2021. The old debt carried fixed interest rates of 7.60% with maturities of November 15, 2002. Total capitalized loan costs for the new mortgage was approximately $195,000 for the year ended December 31, 2000. Additional loan costs of approximately $4,000 were capitalized during the six months ended June 30, 2001.

During October and November 1999, the Partnership refinanced the mortgage notes at Foxfire and Old Salem Apartments, respectively. Gross proceeds from the refinancings were $7,200,000 and $10,157,000, respectively, of which approximately $4,519,000 and $6,287,000, respectively, was used to pay off the existing mortgage notes. The new notes require monthly principal and interest payments at fixed interest rates of 7.79% for Foxfire Apartments and 8.02% for Old Salem Apartments and mature November 1, and December 1, 2019, respectively. The old debt carried fixed interest rates of 7.50% and 10.375% with maturities of May 1999 and December 2016, respectively. Total capitalized loan costs at December 31, 1999 were approximately $143,000. An additional $81,000 was capitalized during the year ended December 31, 2000 and an additional $171,000 was capitalized during the six months ended June 30, 2001.

During the six months ended June 30, 2001, cash distributions from operations of approximately $1,664,000 were paid (approximately $1,607,000 to the limited partners, or $30.59 per limited partnership unit). In connection with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership, approximately $41,000 was distributed to the general partner of the majority owned sub-tier limited partnership. During the six months ended June 30, 2000, cash distributions of approximately $6,177,000 were paid to the limited partners ($117.57 per limited partnership unit) from refinancing proceeds and approximately $1,415,000 (approximately $1,398,000 to the limited partners, or $26.61 per limited partnership unit) was paid from operations. Subsequent to June 30, 2001, the Partnership declared and paid a distribution of proceeds from the refinancings of Lake Johnson Mews Apartments and Millhopper Village Apartments of approximately $2,610,000 ($49.68 per limited partnership unit) to the limited partners. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods. In addition, the Partnership may be restricted from making distributions by the requirement to deposit in the reserve account maintained by the mortgage lender for Tar River Estates a minimum of $400 and a maximum of $1,000 per apartment unit for a total of $160,800 to $402,000. As of June 30, 2001, the reserve account totaled approximately $162,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates own 36,859 limited partnership units in the Partnership representing 70.16% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 70.16% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 10(iii)o, Multifamily Note dated June 28, 2001, by and between Shelter Properties V Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Corporation, relating to Lake Johnson Mews Apartments.

                  Exhibit 10(iii)p, Multifamily Note dated June 28, 2001, by and between Shelter Properties V Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Corporation, relating to Millhopper Village Apartments.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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



                                 SHELTER PROPERTIES V

                                 By:     Shelter Realty V Corporation
                                         Corporate General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:   August 13, 2001

                                                                Exhibit 10(iii)o

                                                        FHLMC Loan No. 002692589
                                                    Lake Johnson Mews Apartments

                                MULTIFAMILY NOTE
                    (NORTH CAROLINA - REVISION DATE 11-01-2000)


US $7,117,000.00                                            As of June 27, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Seven Million One Hundred Seventeen Thousand and 00/100 Dollars (US $7,117,000.00), with interest on the unpaid principal balance at the annual rate of Seven and Four Hundred Thirty Thousandths percent (7.430%).

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

2. Address for Payment. All payments due under this Note shall be payable at 200 Witmer Road, Post Office Box 809, Horsham, Pennsylvania 19044, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

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

(b) Consecutive monthly installments of principal and interest, each in the amount of Fifty-Seven Thousand Twenty-Nine and 83/100 Dollars (US $57,029.83), shall be payable on the first day of each month beginning on August 1, 2001, until the entire unpaid principal balance evidenced by this Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on July 1, 2021 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

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

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within fifteen (15) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to four percent (4%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

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

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including reasonable attorneys' fees and expenses, fees and out-of-pocket expenses of expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

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

                  Assumed  Reinvestment  Rate:  one-twelfth  (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

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

11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including reasonable attorneys' fees and expenses (including those of Lender's in-house attorneys), fees and out-of-pocket expenses of expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

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

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household, or agricultural purposes.

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

                                    SHELTER PROPERTIES V LIMITED PARTNERSHIP, a
                                       South Carolina limited partnership

                                    By:Shelter Realty V Corporation, a South
                                       Carolina corporation, its general partner



                                          By:  ________________________________
                                              Patti K. Fielding
                                              Senior Vice President


                                   -----------------
                                   Borrower's Social Security/Employer ID Number





PAY TO THE ORDER OF ___________________
________________, WITHOUT RECOURSE, THIS ____ DAY
OF _________, 2001.


GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation



By:  _______________________________
    Donald W. Marshall
    Vice President

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

Last revised 11/00

                                                                Exhibit 10(iii)p
                                    EXHIBIT C

                                                      FHLMC Loan No. 002544555
                                                 Millhopper Village Apartments

                                MULTIFAMILY NOTE
                   (MULTISTATE - REVISION DATE 11-01-2000)


US $4,225,000.00                                           As of June 27, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Four Million Two Hundred Twenty-Five Thousand and 00/100 Dollars (US $4,225,000.00), with interest on the unpaid principal balance at the annual rate of Seven and Four Hundred Thirty Thousandths percent (7.430%).

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

2. Address for Payment. All payments due under this Note shall be payable at 200 Witmer Road, Post Office Box 809, Horsham, Pennsylvania 19044, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

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

(b) Consecutive monthly installments of principal and interest, each in the amount of Thirty-Three Thousand Eight Hundred Fifty-Five and 70/100 Dollars (US $33,855.70), shall be payable on the first day of each month beginning on August 1, 2001, until the entire unpaid principal balance evidenced by this Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on July 1, 2021 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

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

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

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

                                    SHELTER PROPERTIES V LIMITED PARTNERSHIP,
                                      a South Carolina limited partnership

                                    By:  Shelter   Realty  V  Corporation,   a
                                        South  Carolina   corporation,   doing
                                        business in Florida as Shelter  Realty
                                        V Corporation of South  Carolina,  its
                                        general partner




                                        By:  ______________________
                                            Patti K. Fielding
                                            Senior Vice President



                                    --------------
                                    Borrower's Social Security/Employer ID
                                     Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS THE ____ DAY OF ____, 2001.

GMAC COMMERCIAL MORTGAGE
   CORPORATION, a California
   corporation



By:_________________________________
   Donald W. Marshall
   Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE
                        Modifications to Multifamily Note

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