Form 10QSB
period 2001-09-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2001-11-13
CIK 712753

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

                 For the quarterly period ended September 30, 2001


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
                          (in thousands, except unit data)

                               September 30, 2001



Assets
   Cash and cash equivalents                                                $  1,291
   Receivables and deposits                                                      692
   Restricted escrows                                                          2,983
   Other assets                                                                1,511
   Investment properties:
      Land                                                   $  4,242
      Buildings and related personal property                  78,620
                                                               82,862
      Less accumulated depreciation                           (49,405)        33,457
                                                                            $ 39,934

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    151
   Tenant security deposit liabilities                                           288
   Accrued property taxes                                                        500
   Other liabilities                                                             557
   Mortgage notes payable                                                     47,233

Partners' Deficit
   General partners                                          $   (385)
   Limited partners (52,538 units
      issued and outstanding)                                  (8,410)        (8,795)

                                                                            $ 39,934


            See Accompanying Notes to Consolidated Financial Statements

b)

                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                          Three Months Ended      Nine Months Ended
                                            September 30,           September 30,
                                           2001       2000        2001        2000
Revenues:
   Rental income                         $ 3,315     $ 3,442     $ 9,868     $10,262
   Other income                              238         253         951         821
   Casualty gain                              --       1,662         121       1,662
      Total revenues                       3,553       5,357      10,940      12,745

Expenses:
   Operating                               1,594       1,381       4,401       4,136
   General and administrative                147         219         425         439
   Depreciation                              725         894       2,199       2,248
   Interest                                  892         760       2,389       2,284
   Property taxes                            235         181         664         568
      Total expenses                       3,593       3,435      10,078       9,675

(Loss) income before extraordinary
   item                                      (40)      1,922         862       3,070
Extraordinary loss on early
  extinguishment of debt                     (38)         --        (112)         --
      Net (loss) income                   $  (78)    $ 1,922      $  750     $ 3,070

Net (loss) income allocated to
   general partners (1%)                  $   (1)    $    19      $    8     $    31
Net (loss) income allocated to
   limited partners (99%)                    (77)      1,903         742       3,039

                                          $ (78)     $ 1,922      $ 750      $ 3,070
Per limited partnership unit:
   (Loss) income before
      extraordinary item                  $ (.75)    $ 36.22     $ 16.23     $ 57.84

   Extraordinary item                       (.72)         --       (2.11)         --
   Net (loss) income                     $ (1.47)    $ 36.22     $ 14.12     $ 57.84

Distributions per limited
   partnership unit                      $ 75.94      $ --       $106.53     $144.18


            See Accompanying Notes to Consolidated Financial Statements

c)

                                SHELTER PROPERTIES V
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            52,538     $     2     $52,538    $52,540

Partners' deficit at
   December 31, 2000                      52,538     $  (336)    $(3,555)   $(3,891)

Distributions to partners                     --         (57)     (5,597)    (5,654)

Net income for the nine months
   ended September 30, 2001                   --           8         742         750

Partners' deficit at
   September 30, 2001                     52,538     $  (385)    $(8,410)   $(8,795)


            See Accompanying Notes to Consolidated Financial Statements

d)
                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                    Nine Months Ended
                                                                      September 30,
                                                                    2001        2000
Cash flows from operating activities:
  Net income                                                       $   750     $ 3,070
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                   2,199       2,248
      Amortization of discounts and loan costs                          81         147
      Casualty gain                                                   (121)     (1,662)
      Extraordinary loss on early extinguishment of debt               112          --
      Change in accounts:
          Receivables and deposits                                     371      (2,056)
          Other assets                                                (125)        (97)
          Accounts payable                                            (247)     (1,014)
          Tenant security deposit liabilities                            7          14
          Accrued property taxes                                       240          38
          Other liabilities                                            (39)       (404)

             Net cash provided by operating activities               3,228         284

Cash flows from investing activities:
  Property improvements and replacements                            (4,844)     (2,238)
  Net (deposits to) withdrawals from restricted escrows               (204)         39
  Settlement for defective property improvements                       153          --
  Insurance proceeds received, net                                     121       4,324

             Net cash (used in) provided by investing
               activities                                           (4,774)      2,125

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (593)       (508)
  Loan costs paid                                                     (852)        (83)
  Proceeds from mortgage notes payable                              19,392          --
  Repayment of mortgage notes payable                              (12,000)         --
  Partners' distributions                                           (5,654)     (7,594)

             Net cash provided by (used in) financing
               activities                                              293      (8,185)

Net decrease in cash and cash equivalents                           (1,253)     (5,776)

Cash and cash equivalents at beginning of period                     2,544       8,852

Cash and cash equivalents at end of period                         $ 1,291     $ 3,076

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 2,311     $ 2,138

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


            See Accompanying Notes to Consolidated Financial Statements

e)

                              SHELTER PROPERTIES V
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. Shelter Realty V Corporation is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by operating activities" in the accompanying consolidated statements of cash flows to "Net cash from operations", as defined in the Partnership Agreement. However, "Net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                      Nine Months Ended
                                                        September 30,
                                                       (in thousands)
                                                       2001       2000

             Net cash provided by
                operating activities                 $ 3,228     $ 284
               Payments on mortgage notes
                payable                                 (593)      (508)
               Property improvements and
                replacements                          (4,844)    (2,238)
               Change in restricted escrows, net        (204)        39
               Changes in reserves for net
                  operating liabilities                 (207)     3,519
               Releases from (additions to)
                  operating reserves                   3,531       (634)

                  Net cash from operations            $ 911      $ 462

The Corporate General Partner released previously reserved funds of approximately $3,531,000 at September 30, 2001 and reserved approximately $634,000 at September 30, 2000 to fund capital improvements and repairs at the Partnership's seven investment properties.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates during the nine months ended September 30, 2001 and 2000 (in thousands):

                                                                 September 30,
                                                                 2001      2000
            Property management fees (included in
              operating expenses)                                $ 545     $ 539
            Reimbursement for services of affiliates
              (included in operating, general and
                administrative and interest expenses and
                investment properties)                           1,484      343
            Loan costs (included in other assets)                  364       --

During the nine months ended September 30, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $545,000 and $539,000 for the nine months ended September 30, 2001 and 2000, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $1,484,000 and $343,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in these charges for the nine months ended September 30, 2001 and 2000 is approximately $1,182,000 and $32,000, respectively, in reimbursements for construction oversight costs.

For services provided in connection with the refinancing of five of the Partnership's investment properties, the Corporate General Partner was paid approximately $364,000 during the nine months ended September 30, 2001. These costs were capitalized and are included in other assets on the consolidated balance sheet.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates own 36,879 limited partnership units in the Partnership representing 70.20% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 70.20% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note D - Casualty Events

In September 1999, Tar River Estates Apartments was damaged by severe flooding which affected certain areas of North Carolina. It is estimated that the property has incurred approximately $6,323,000 in damages as a result of this flooding. As of September 30, 2001, insurance proceeds of approximately $5,316,000 have been received to cover lost rents and damage to the property, resulting in a casualty gain of approximately $1,662,000 for the nine months ended September 30, 2000. In addition, the Partnership has negotiated an agreement with the city of Greenville, North Carolina, whereby a portion of the land will be condemned and sold to the city (see "Note H" for further discussion). Therefore, the apartment units previously located on this land will not be reconstructed. The remaining damaged units have been completely reconstructed. As part of the reconstruction process, the Partnership capitalized the portion of the interest expense associated with the assets under reconstruction. For the nine months ended September 30, 2001, approximately $95,000 of interest had been capitalized.

In July 1999, Woodland Village Apartments experienced a fire, which resulted in the destruction of eight apartment units. The property incurred damages of approximately $448,000 and estimated lost rents of approximately $36,000. Insurance proceeds of approximately $332,000 were received during the year ended December 31, 1999 to cover the damages and lost rents, resulting in a casualty gain in 1999 of $210,000. The repairs were completed and an additional gain of approximately $121,000 was recorded during the nine months ended September 30, 2001 as a result of receiving additional insurance proceeds.

Note E - Refinancing and Extraordinary Loss

On August 31, 2001, the Partnership refinanced the mortgage note at Woodland Village Apartments. Gross proceeds from the refinancing were $8,050,000 of which approximately $4,950,000 was used to repay the existing mortgage note. The new note requires monthly principal and interest payments at a fixed rate of 7.11% and matures September 1, 2021 at which time the loan will be fully amortized. The old debt carried a fixed interest rate of 7.33%. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $38,000, due to the write off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $267,000 at September 30, 2001.

On June 28, 2001, the Partnership refinanced the mortgage notes encumbering Lake Johnson Mews Apartments and Millhopper Village Apartments. The refinancings replaced indebtedness of approximately $4,350,000 at Lake Johnson Mews Apartments and $2,700,000 at Millhopper Village Apartments with new mortgages in the amounts of $7,117,000 and $4,225,000, respectively. The new mortgages both carry a stated interest rate of 7.43% as compared to 7.33% on the previous loans. Payments of principal and interest on the new mortgage loans are due monthly until the loans mature on July 1, 2021 at which time the loan will be fully amortized. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $38,000 at Lake Johnson Mews Apartments and approximately $36,000 at Millhopper Village Apartments due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgages were approximately $225,000 for Lake Johnson Mews Apartments and approximately $171,000 for Millhopper Village Apartments at September 30, 2001.

On December 15, 2000, the Partnership refinanced the mortgage notes at The Lexington Green Apartments. Gross proceeds from refinancing were $7,020,000 of which approximately $3,272,000 was used to pay off the existing first and second mortgage notes. The new note requires monthly principal and interest payments at a fixed interest rate of 7.22% and matures January 1, 2021 at which time the loan will be fully amortized. The old debt carried fixed interest rates of 7.60% with maturities of November 15, 2002. Total capitalized loan costs for the new mortgage were approximately $195,000 for the year ended December 31, 2000. Additional loan costs of approximately $14,000 were capitalized during the nine months ended September 30, 2001.

During October and November 1999, the Partnership refinanced the mortgage notes at Foxfire and Old Salem Apartments, respectively. Gross proceeds from the refinancings were $7,200,000 and $10,157,000, respectively, of which approximately $4,519,000 and $6,287,000, respectively, was used to pay off the existing mortgage notes. The new notes require monthly principal and interest payments at fixed interest rates of 7.79% for Foxfire Apartments and 8.02% for Old Salem Apartments and mature November 1, and December 1, 2019, respectively, at which time the loans will be fully amortized. The old debt carried fixed interest rates of 7.50% and 10.375% with maturities of May 1999 and December 2016, respectively. Total capitalized loan costs at December 31, 1999 were approximately $143,000. An additional $83,000 was capitalized during the year ended December 31, 2000 and an additional $175,000 was capitalized during the nine months ended September 30, 2001.

Note F - Distributions

During the nine months ended September 30, 2001, the Partnership distributed approximately $5,654,000 to the partners (approximately $5,597,000 to the limited partners, or $106.53 per limited partnership unit), of which approximately $1,664,000 (approximately $1,607,000 to the limited partners, or $30.59 per limited partnership unit) was from operations and approximately $3,990,000 (all to the limited partners, or $75.94 per limited partnership unit) was from proceeds from the refinancings of Lake Johnson Mews Apartments, Millhopper Village Apartments, and Woodland Village Apartments. In connection with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership, approximately $41,000 was distributed to the general partner of the majority owned sub-tier limited partnership. During the nine months ended September 30, 2000, cash distributions of approximately $6,177,000 were paid to the limited partners ($117.57 per limited partnership unit) from refinancing proceeds and approximately $1,417,000 (approximately $1,398,000 of which was paid to the limited partners or $26.61 per limited partnership unit) were paid from operations. Subsequent to September 30, 2001, the Partnership distributed approximately $911,000 to the limited partners ($17.34 per limited partnership unit) from proceeds from the refinancing of Woodland Village Apartments.

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note H - Subsequent Event

On October 17, 2001, the Partnership sold a portion of the land from Tar River Estates Apartments to the city of Greenville, North Carolina, for net proceeds of approximately $6,176,000 after a reduction for FEMA funds previously received. The Partnership realized a gain of approximately $5,968,000 as a result of the sale. The Partnership used approximately $4,342,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $89,000 as a result of the write off of unamortized loan costs and mortgage discounts.

The following pro-forma information reflects the operations of the Partnership as if the portion of the land at Tar River Estates Apartments had been sold January 1, 2000 (in thousands, except unit data).

                                                 September 30, 2001
     Assets
        Cash and cash equivalents                      $ 3,528
        Other assets                                     2,925
        Fixed assets, net                               33,249
                                                       $39,702

     Liabilities and partners' deficit
        Liabilities                                    $ 1,496
        Mortgage notes payable                          42,939
        Equity                                          (4,733)
                                                       $39,702


                                           Nine Months Ended                  Year Ended
                                September 30, 2001   September 30, 2000   December 31, 2000

  Revenues                            $10,940             $10,297              $13,956
  Total expenses                        9,872               9,368               12,493

  Income before extraordinary
    item                              $ 1,068              $ 929               $ 1,463
  Income before extraordinary
    item per limited
    partnership unit                  $ 20.12             $ 17.51              $ 27.56

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                       September 30,
             Property                                2001        2000

             Foxfire Apartments
                Atlanta, Georgia                      94%         95%

             Old Salem Apartments
                Charlottesville, Virginia             97%         97%

             Woodland Village Apartments
                Columbia, South Carolina              94%         93%

             Lake Johnson Mews Apartments
                Raleigh, North Carolina               92%         93%

             The Lexington Green Apartments
                Sarasota, Florida                     96%         97%

             Millhopper Village Apartments
                Gainesville, Florida                  94%         94%

             Tar River Estates Apartments
                Greenville, North Carolina (1)        66%         35%


(1) During September 1999, Tar River Estates Apartments was damaged by severe flooding which affected certain areas of North Carolina. The property has incurred extensive damage as a result of the flooding causing portions of the property to be unavailable for occupancy since September 1999. The occupancy for the units not damaged at the property was 99% at September 30, 2001. The Corporate General Partner has reconstructed a portion of the property.

Results of Operations

The Partnership's net (loss) income for the three and nine months ended September 30, 2001 was approximately ($78,000) and $750,000 respectively, as compared to net income of approximately $1,922,000 and $3,070,000 for the three and nine months ended September 30, 2000. The decrease in net income for the three months ended September 30, 2001 is due to a decrease in total revenues, an increase in total expenses, and an extraordinary loss on the early extinguishment of debt as a result of the refinancing of the mortgage at Woodland Village Apartments (as discussed in "Liquidity and Capital Resources"). The decrease in net income for the nine months ended September 30, 2001 is due to a decrease in total revenues, an increase in total expenses, and the extraordinary loss on the early extinguishment of debt as a result of the refinancing of the mortgages at three of the Partnerships investment properties (as discussed in "Liquidity and Capital Resources"). Total expenses increased for the three and nine months ended September 30, 2001 due to increases in operating, interest, and property tax expenses. Operating expenses increased primarily due to an increase in hazard insurance expense at all of the Partnership's investment properties, increases in payroll related expenses at Lake Johnson Mews Apartments and Woodland Village Apartments and an increase in utility expenses at Old Salem Apartments. The increase in operating expenses was partially offset by decreases in maintenance and advertising expenses at all of the Partnership's investment properties. Interest expense increased at Lake Johnson Mews Apartments, Millhopper Village Apartments, Lexington Green Apartments, and Woodland Village Apartments as a result of larger loan balances due to recent refinancings. The increase in interest expense was partially offset by a decrease in interest expense at Tar River Estates due to certain interest costs being capitalized (see discussion below). The increase in property tax expense is due to the timing of the receipt of tax bills, which affected the tax accruals recorded for the respective periods. The increase in total expenses for the three and nine months ended September 30, 2001 was partially offset by decreases in depreciation and general and administrative expenses. Depreciation expense decreased primarily due to fixed assets placed into service in previous years becoming fully depreciated during 2001.

General and administrative expenses decreased primarily due to a decrease in the management reimbursements to the Corporate General Partner allowed under the Partnership Agreement and reduced professional fees associated with the management of the Partnership. These decreases were partially offset by increased audit fees. Also included in general and administrative expense at both September 30, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audits and appraisals required by the Partnership Agreement.

Total revenues decreased for the three and nine months ended September 30, 2001 primarily due to the recognition in 2000 of a casualty gain at Tar River Estates (as discussed below), and to a lesser extent, a decrease in rental income. The decrease in rental income is due to the receipt of insurance proceeds in 2000 to cover lost rents as a result of the casualty at Tar River Estates, which more than offset an increase in occupancy at Woodland Village Apartments and an increase in the average rental rates at all of the Partnership's investment properties. The decrease in total revenues for the nine months ended September 30, 2001 was partially offset by an increase in other income and the recognition of a gain resulting from the casualty at Woodland Village Apartments (as discussed below). Other income increased primarily due to an increase in tenant reimbursements, which was partially offset by a decrease in interest income as a result of lower average cash balances in interest bearing accounts.

In September 1999, Tar River Estates Apartments was damaged by severe flooding which affected certain areas of North Carolina. It is estimated that the property has incurred approximately $6,323,000 in damages as a result of this flooding. As of September 30, 2001, insurance proceeds of approximately $5,316,000 have been received to cover lost rents and damage to the property, resulting in a casualty gain of approximately $1,662,000 for the nine months ended September 30, 2000. In addition, the Partnership has negotiated an agreement with the city of Greenville, North Carolina, whereby a portion of the land will be condemned and sold to the city (see "Note H" for further discussion). Therefore, the apartment units previously located on this land will not be reconstructed. The remaining damaged units have been completely reconstructed. As part of the reconstruction process, the Partnership capitalized the portion of the interest expense associated with the assets under reconstruction. For the nine months ended September 30, 2001, approximately $95,000 of interest had been capitalized.

In July 1999, Woodland Village Apartments experienced a fire, which resulted in the destruction of eight apartment units. The property incurred damages of approximately $448,000 and estimated lost rents of approximately $36,000. Insurance proceeds of approximately $332,000 were received during the year ended December 31, 1999 to cover the damages and lost rents, resulting in a casualty gain in 1999 of $210,000. The repairs were completed and an additional gain of approximately $121,000 was recorded during the nine months ended September 30, 2001.

On October 17, 2001, the Partnership sold a portion of the land from Tar River Estates Apartments to the city of Greenville, North Carolina, for net proceeds of approximately $6,176,000 after a reduction for FEMA funds previously received. The Partnership realized a gain of approximately $5,968,000 as a result of the sale. The Partnership used approximately $4,342,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $89,000 as a result of the write off of unamortized loan costs and mortgage discounts.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $1,291,000 compared to approximately $3,076,000 at September 30, 2000. The decrease in cash and cash equivalents of approximately $1,253,000 since December 31, 2000 is due to approximately $4,774,000 of cash used in investing activities, which was partially offset by approximately $3,228,000 of cash provided by operating activities and approximately $293,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender, which was partially offset by a settlement received for defective materials used in a construction project at The Lexington Green Apartments and insurance proceeds received for the fire at Woodland Village Apartments. Cash provided by financing activities consisted of net proceeds received as a result of the refinancing of the mortgages of Woodland Village Apartments, Lake Johnson Mews Apartments, and Millhopper Village Apartments, which was partially offset by the repayment of the existing mortgages at Woodland Village Apartments, Lake Johnson Mews Apartments, and Millhopper Village Apartments, distributions to partners, loan costs related to the refinancing of the mortgages encumbering six of the Partnership's investment properties, and payments of principal made on the mortgages encumbering the Partnership's properties. The Registrant invests its working capital reserves in interest bearing accounts.

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

Millhopper Village Apartments: For 2001, the Partnership has budgeted approximately $115,000 for capital improvements, consisting primarily of air conditioning unit and floor covering replacements. The Partnership completed approximately $85,000 in capital expenditures at Millhopper Village Apartments for the nine months ended September 30, 2001, consisting primarily of water heater upgrades and floor covering replacement. These improvements were funded from replacement reserves and operations.

Foxfire Apartments: For 2001, the Partnership has budgeted approximately $171,000 for capital improvements, consisting primarily of floor covering replacement. The Partnership completed approximately $195,000 in capital expenditures at Foxfire Apartments for the nine months ended September 30, 2001, consisting primarily of structural improvements, and floor covering, countertop, and appliance replacement. These improvements were funded from operations.

Lake  Johnson  Mews   Apartments:   For  2001,  the   Partnership  has  budgeted
approximately $352,000 for capital improvements, consisting primarily of structural improvements and floor covering and appliance replacements. The Partnership completed approximately $139,000 in capital expenditures at Lake Johnson Mews Apartments for the nine months ended September 30, 2001, consisting primarily of structural improvements, air conditioning unit upgrades, and cabinet and floor covering replacement. These improvements were funded from replacement reserves and operations.

Woodland Village Apartments: For 2001, the Partnership has budgeted approximately $487,000 for capital improvements, consisting primarily of exterior painting and floor covering and appliance replacements. The Partnership completed approximately $424,000 in capital expenditures for the nine months ended September 30, 2001, consisting primarily of repairs related to the fire which occurred July 1999, interior building improvements, and floor covering and appliance replacement. These improvements were funded from operations, replacement reserves, and insurance proceeds.

The Lexington Green Apartments: For 2001, the Partnership has budgeted approximately $448,000 for capital improvements, consisting primarily of exterior painting, floor covering and appliance replacements, and air conditioning unit upgrades. The Partnership completed approximately $236,000 in capital expenditures at Lexington Green Apartments for the nine months ended September 30, 2001, consisting primarily of plumbing upgrades, interior building improvements, and floor covering, cabinet and appliance replacements. These improvements were funded primarily from operations.

Tar River Estates Apartments: For 2001, the Partnership has budgeted approximately $955,000 for capital improvements consisting primarily of floor covering replacement and other exterior and interior building improvements associated with the repairs required due to severe flood damage which occurred during September 1999 at Tar River Estates Apartments. The Partnership completed approximately $3,178,000 in capital expenditures for the nine months ended September 30, 2001, consisting primarily of floor covering replacement and other exterior and interior building improvements associated with repairs required due to severe flood damage which occurred during September 1999. These improvements were funded from replacement reserves and insurance proceeds.

Old Salem Apartments: For 2001, the Partnership has budgeted approximately $402,000 for capital improvements, consisting primarily of floor covering and appliance replacements, structural improvements, and air conditioning unit upgrades. The Partnership completed approximately $366,000 in capital expenditures at Old Salem Apartments for the nine months ended September 30, 2001, consisting primarily of air conditioning unit upgrades and floor covering, cabinet and appliance replacements. These improvements were funded from operations.

The additional capital expenditures will be incurred only if cash is available from operations and from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $47,233,000 net of discount, is amortized over varying periods. The mortgages encumbering Tar River Apartments of approximately $4,359,000 were repaid subsequent to September 30, 2001 due to the condemnation of a portion of the land and sale to the City of Greenville, North Carolina as discussed in "Results of Operations". The remaining mortgages have maturity dates ranging from November 1, 2019 to September 1, 2021 and will be fully amortized at maturity.

On August 31, 2001, the Partnership refinanced the mortgage note at Woodland Village Apartments. Gross proceeds from the refinancing were $8,050,000 of which approximately $4,950,000 was used to repay the existing mortgage note. The new note requires monthly principal and interest payments at a fixed rate of 7.11% and matures September 1, 2021. The old debt carried a fixed interest rate of 7.33%. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $38,000, due to the write off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $267,000 at September 30, 2001.

On June 28, 2001, the Partnership refinanced the mortgage notes encumbering Lake Johnson Mews Apartments and Millhopper Village Apartments. The refinancings replaced indebtedness of approximately $4,350,000 at Lake Johnson Mews Apartments and $2,700,000 at Millhopper Village Apartments with new mortgages in the amounts of $7,117,000 and $4,225,000, respectively. The new mortgages both carry a stated interest rate of 7.43% as compared to 7.33% on the previous loans. Payments of principal and interest on the new mortgage loans are due monthly until the loans mature on July 1, 2021. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $38,000 at Lake Johnson Mews Apartments and approximately $36,000 at Millhopper Village Apartments due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgages were approximately $225,000 for Lake Johnson Mews Apartments and approximately $171,000 for Millhopper Village Apartments at September 30, 2001.

On December 15, 2000, the Partnership refinanced the mortgage notes at The Lexington Green Apartments. Gross proceeds from refinancing were $7,020,000 of which approximately $3,272,000 was used to pay off the existing first and second mortgage notes. The new note requires monthly principal and interest payments at a fixed interest rate of 7.22% and matures January 1, 2021. The old debt carried fixed interest rates of 7.60% with maturities of November 15, 2002. Total capitalized loan costs for the new mortgage was approximately $195,000 for the year ended December 31, 2000. Additional loan costs of approximately $14,000 were capitalized during the nine months ended September 30, 2001.

During October and November 1999, the Partnership refinanced the mortgage notes at Foxfire and Old Salem Apartments, respectively. Gross proceeds from the refinancings were $7,200,000 and $10,157,000, respectively, of which approximately $4,519,000 and $6,287,000, respectively, was used to pay off the existing mortgage notes. The new notes require monthly principal and interest payments at fixed interest rates of 7.79% for Foxfire Apartments and 8.02% for Old Salem Apartments and mature November 1, and December 1, 2019, respectively. The old debt carried fixed interest rates of 7.50% and 10.375% with maturities of May 1999 and December 2016, respectively. Total capitalized loan costs at December 31, 1999 were approximately $143,000. An additional $83,000 was capitalized during the year ended December 31, 2000 and an additional $175,000 was capitalized during the nine months ended September 30, 2001.

During the nine months ended September 30, 2001, the Partnership distributed approximately $5,654,000 to the partners (approximately $5,597,000 to the limited partners, or $106.53 per limited partnership unit), of which approximately $1,664,000 (approximately $1,607,000 to the limited partners, or $30.59 per limited partnership unit) was from operations and approximately $3,990,000 (all to the limited partners, or $75.94 per limited partnership unit) was from proceeds from the refinancings of Lake Johnson Mews Apartments, Millhopper Village Apartments, and Woodland Village Apartments. In connection with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership, approximately $41,000 was distributed to the general partner of the majority owned sub-tier limited partnership. During the nine months ended September 30, 2000, cash distributions of approximately $6,177,000 were paid to the limited partners ($117.57 per limited partnership unit) from refinancing proceeds and approximately $1,417,000 (approximately $1,398,000 of which was paid to the limited partners or $26.61 per limited partnership unit) were paid from operations. Subsequent to September 30, 2001, the Partnership distributed approximately $911,000 to the limited partners ($17.34 per limited partnership unit) from proceeds from the refinancing of Woodland Village Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates own 36,879 limited partnership units in the Partnership representing 70.20% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 70.20% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 10(iii)q, Multifamily Note dated August 30, 2001, by and between Shelter Properties V Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Corporation, relating to Woodland Village Apartments.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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



                              SHELTER PROPERTIES V

                                 By:     Shelter Realty V Corporation
                                         Corporate General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:   November 13, 2001

                                                                EXHIBIT 10(iii)q


                                                        FHLMC Loan No. 002692406
                                                     Woodland Village Apartments

                                MULTIFAMILY NOTE
                     (MULTISTATE - REVISION DATE 11-01-2000)


US $8,050,000.00                                         As of August 30, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Eight Million Fifty Thousand and 00/100 Dollars (US $8,050,000.00), with interest on the unpaid principal balance at the annual rate of seven and one hundred ten thousandths percent (7.110%).


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

     Payment of Principal and Interest. Principal and interest shall be paid as follows:

      Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.
      Consecutive monthly installments of principal and interest, each in the amount of Sixty-Two Thousand Nine Hundred Forty-Four and 19/100 Dollars (US $62,944.19), shall be payable on the first day of each month beginning on October 1, 2001, until the entire unpaid principal balance evidenced by this
Note is fully paid.
      Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on September 1, 2021 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.
      Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

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








[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                SHELTER PROPERTIES V LIMITED PARTNERSHIP, a South Carolina limited partnership

                                By: Shelter Realty V Corporation, a South Carolina corporation, its general partner



                                By:_________________________________
                                   Patti K. Fielding
                                   Senior Vice President


                                   13-3140364
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS ____ DAY OF AUGUST, 2001.

GMAC COMMERCIAL  MORTGAGE  CORPORATION,  a
   California corporation



By:_________________________________
   Donald W. Marshall
   Vice President

                                                                        PAGE A-1
EXHIBIT A

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