Form 10KSB
period 2001-12-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2002-03-29
CIK 712753

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d)

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                    For the fiscal year ended December 31, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $20,868,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.  Description of Business

Shelter Properties V (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date.

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

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

Woodland Village Apartments          09/01/83   Fee ownership, subject     Apartment
  Columbia, South Carolina                      to first mortgage.         308 units

Lake Johnson Mews Apartments         09/30/83   Fee ownership, subject     Apartment
  Raleigh, North Carolina                       to first mortgage.         201 units

The Lexington Green Apartments       10/31/83   Fee ownership, subject     Apartment
  Sarasota, Florida                             to first mortgage. (1)     267 units

Millhopper Village Apartments        11/22/83   Fee ownership, subject     Apartment
  Gainesville, Florida                          to first mortgage.         136 units

Tar River Estates Apartments (2)     01/18/84   Fee ownership, subject     Apartment
  Greenville, North Carolina                    to first mortgage. (1)     220 units (2)


(1) Property is held by a Limited Partnership which the Registrant owns a 99.99% interest in.

(2) On October 17, 2001, the Partnership sold a portion of the land from Tar River Estates Apartments to the city of Greenville, North Carolina, for net proceeds of approximately $6,176,000 after a reduction for FEMA funds previously received. The land had previously held 182 units prior to being destroyed as a result of severe flooding during 1999. The Partnership realized a gain of approximately $5,968,000 as a result of the sale. The Partnership used approximately $4,342,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $89,000 as a result of the write-off of unamortized loan costs and mortgage discounts.

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                              Gross
                            Carrying   Accumulated                          Federal
Property                      Value    Depreciation     Rate    Method     Tax Basis
                                 (in thousands)                         (in thousands)

Foxfire Apartments           $11,497     $ 7,428      5-29 yrs    S/L      $ 1,620
Old Salem Apartments          18,010      11,430      5-28 yrs    S/L        3,055
Woodland Village
   Apartments                 13,785       8,201      5-30 yrs    S/L        2,286
Lake Johnson Mews
   Apartments                  8,966       5,561      5-30 yrs    S/L        1,386
The Lexington Green
   Apartments                 10,953       6,115      5-34 yrs    S/L        2,403
Millhopper Village
   Apartments                  6,142       3,981      5-29 yrs    S/L          883
Tar River Estates
   Apartments                 14,630       7,395      5-30 yrs    S/L        1,240
                             $83,983     $50,111                           $12,873

See  "Note  A" to the  financial  statements  included  in  "Item  7.  Financial
Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                           Principal                                          Principal
                           Balance At     Stated                               Balance
                          December 31,   Interest    Period     Maturity        Due At
       Property               2001         Rate     Amortized   Date(2)      Maturity(2)
                         (in thousands)                                     (in thousands)

Foxfire Apartments
  1st mortgage             $ 6,861         7.79%       (1)      11/01/19     $    --

Old Salem Apartments
  1st mortgage               9,711         8.02%       (1)      12/01/19          --

Woodland Village
  Apartments
  1st mortgage               8,004         7.11%       (1)      09/01/21          --

Lake Johnson Mews
  Apartments
  1st mortgage               7,051         7.43%       (1)      07/01/21          --

The Lexington Green
  Apartments
  1st mortgage               6,871         7.22%       (1)      01/01/21          --

Millhopper Village
  Apartments
   1st mortgage              4,186         7.43%       (1)      07/01/21          --

Tar River Estates
  Apartments
   1st mortgage              5,200         7.23%       (1)      01/01/22          --

Total                      $47,884                                          $     --

(1)   The principal balance is being amortized over 240 months.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

On December 28, 2001, the Partnership obtained new financing on Tar River Estates Apartments. Gross proceeds from the new financing were approximately $5,200,000. The new note requires monthly principal and interest payments at a fixed rate of 7.23% and matures January 1, 2022, at which time it will be fully amortized. The old debt of approximately $4,342,000 carried a fixed interest rate of 7.60% and was repaid with proceeds from the condemnation and sale of a portion of the land to the city of Greenville, North Carolina, as discussed above. Total capitalized loan costs for the new mortgage were approximately $146,000 at December 31, 2001.

On August 31, 2001, the Partnership refinanced the mortgage note at Woodland Village Apartments. Gross proceeds from the refinancing were $8,050,000 of which approximately $4,950,000 was used to repay the existing mortgage note. The new note requires monthly principal and interest payments at a fixed rate of 7.11% and matures September 1, 2021, at which time the loan will be fully amortized. The old debt carried a fixed interest rate of 7.33%. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $38,000, due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $279,000 at December 31, 2001.

On June 28, 2001, the Partnership refinanced the mortgage notes encumbering Lake Johnson Mews Apartments and Millhopper Village Apartments. The refinancings replaced indebtedness of approximately $4,350,000 at Lake Johnson Mews Apartments and $2,700,000 at Millhopper Village Apartments with new mortgages in the amounts of $7,117,000 and $4,225,000, respectively. The new mortgages both carry a stated interest rate of 7.43% as compared to 7.33% on the previous loans. Payments of principal and interest on the new mortgage loans are due monthly until the loans mature on July 1, 2021, at which time they will be fully amortized. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $38,000 at Lake Johnson Mews Apartments and approximately $36,000 at Millhopper Village Apartments due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgages were approximately $232,000 for Lake Johnson Mews Apartments and approximately $171,000 for Millhopper Village Apartments at December 31, 2001.

On December 15, 2000, the Partnership refinanced the mortgage notes at The Lexington Green Apartments. Gross proceeds from refinancing were $7,020,000 of which approximately $3,272,000 was used to pay off the existing first and second mortgage notes. The new note requires monthly principal and interest payments at a fixed interest rate of 7.22% and matures January 1, 2021, at which time it will be fully amortized. The old debt carried fixed interest rates of 7.60% with maturities of November 15, 2002. Total capitalized loan costs for the new mortgage were approximately $195,000 for the year ended December 31, 2000. Additional loan costs of approximately $14,000 were capitalized during the year ended December 31, 2001.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for the years ended December 31, 2001 and 2000 are as follows:


                                          Average Annual            Average Annual
                                           Rental Rates               Occupancy
                                            (per unit)
Property                                2001          2000         2001        2000
Foxfire Apartments                     $8,834        $8,512         93%        95%
Old Salem Apartments                    8,054         7,805         97%        98%
Woodland Village Apartments             8,287         8,028         94%        93%
Lake Johnson Mews Apartments            9,138         9,051         92%        94%
The Lexington Green Apartments          8,411         8,111         96%        97%
Millhopper Village  Apartments          9,128         8,792         94%        95%
Tar River Estates Apartments (1)        7,698         6,574         71%        35%

(1) During September 1999, Tar River Estates Apartments was damaged by severe flooding which affected certain areas of North Carolina. The property incurred extensive damage as a result of the flooding causing portions of the property to be unavailable for occupancy since September 1999. The occupancy for the units not damaged at the property was 96% at both December 31, 2001 and 2000. The Partnership has completed reconstruction of the 220 remaining units at the property. The Partnership negotiated an agreement with the city of Greenville, North Carolina, whereby a portion of the land containing 182 units was condemned and sold to the city on October 17, 2001. Therefore, the 182 apartment units previously located on this land were not reconstructed.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. As of December 31, 2001, no residential tenant leases 10% or more of the available rental space. All of the properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2001 for each property were as follows:

                                           2001              2001
                                          Billing            Rate
                                      (in thousands)

Foxfire Apartments                        $158                3.73%
Old Salem Apartments                       107                0.74%
Woodland Village Apartments                202               31.65%
Lake Johnson Mews Apartments*               89                0.99%
The Lexington Green Apartments             225                2.40%
Millhopper Village Apartments               81                2.58%
Tar River Estates Apartments                76                1.49%

*This property has a fiscal year different than the real estate tax year; therefore, tax expense as stated in the Partnership's Consolidated Statement of Operations does not agree to the 2001 billings.

Capital Improvements:

Millhopper Village Apartments: The Partnership completed approximately $177,000 in capital expenditures at Millhopper Village Apartments for the year ended December 31, 2001, consisting primarily of parking lot upgrades, a water submetering project, and floor covering replacement. These improvements were funded from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $40,800. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Foxfire Apartments: The Partnership completed approximately $443,000 in capital expenditures at Foxfire Apartments for the year ended December 31, 2001, consisting primarily of structural improvements, interior improvements, floor covering and appliance replacements, and construction related to the repair of the units damaged in a fire as discussed in "Item 7. Financial Statements - Note G". These improvements were funded from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $79,800. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lake Johnson Mews Apartments: The Partnership completed approximately $232,000 in capital expenditures at Lake Johnson Mews Apartments for the year ended December 31, 2001, consisting primarily of structural improvements, air conditioning unit upgrades, cabinet improvements, water heaters, and floor covering replacement. These improvements were funded from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $60,300. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Woodland Village Apartments: The Partnership completed approximately $701,000 in capital expenditures at Woodland Village Apartments for the year ended December 31, 2001, consisting primarily of repairs related to the fire which occurred July 1999, as discussed in "Item 7. Financial Statements - Note G", interior building improvements, exterior painting, a water submetering project, and floor covering replacement. These improvements were funded from operations, replacement reserves, and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $92,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lexington Green Apartments: The Partnership completed approximately $365,000 in capital expenditures at Lexington Green Apartments for the year ended December 31, 2001, consisting primarily of plumbing upgrades, floor covering replacement, cabinet upgrades, and construction related to the repair of the units damaged during a storm, as discussed in "Item 7. Financial Statements - Note G". These improvements were funded primarily from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $80,100. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tar River Estates Apartments: The Partnership completed approximately $3,825,000 in capital expenditures for the year ended December 31, 2001, consisting primarily of floor covering replacement and other exterior and interior building improvements associated with repairs required due to severe flood damage which occurred during September 1999, as discussed in "Item 7. Financial Statements - Note G". These improvements were funded from replacement reserves, operations, and insurance proceeds which were received during 2000. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be approximately $708,000, which includes approximately $642,000 for the construction of a new swimming pool and clubhouse and additional improvements of $300 per unit or $66,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Old Salem Apartments: The Partnership completed approximately $394,000 in capital expenditures at Old Salem Apartments for the year ended December 31, 2001, consisting primarily of heating and air conditioning unit upgrades, plumbing upgrades, cabinet upgrades, and floor covering and appliance replacements. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $109,200. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion and a hearing has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 52,538 limited partnership units aggregating $52,538,000, inclusive of 100 units which were purchased by the Corporate General Partner. The Partnership had 1,760 holders of record owning an aggregate of 52,538 Units at December 31, 2001. Affiliates of the Corporate General Partner owned 36,924 units or 70.28% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2000 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                       Distributions
                                                                     Per Limited
                                              Aggregate         Partnership Unit
          01/01/00 - 12/31/00              $11,654,000 (1)          $ 221.25
          01/01/01 - 12/31/01                9,520,000 (2)            179.87

(1) Consists of $9,285,000 of refinancing proceeds from Lexington Green Apartments, Foxfire Apartments and Old Salem Apartments and $2,369,000 of cash from operations.

(2) Consists of $1,623,000 of cash from operations, $6,302,000 of refinancing proceeds from Lake Johnson Mews Apartments, Millhopper Village Apartments and Woodland Village Apartments, $1,541,000 of proceeds from the sale of a portion of the land at Tar River Estates Apartments, and $54,000 to the general partner of the majority-owned sub-tier limited partnership.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, property refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2002 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,924 limited partnership units in the Partnership representing 70.28% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 70.28% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2001 was approximately $7,100,000 as compared to net income of approximately $3,318,000 for the year ended December 31, 2000. The increase in net income is due to an increase in total revenues partially offset by an increase in total expenses.
Total revenues increased primarily due to a gain on sale of a portion of the land at Tar River Estates Apartments in October 2001 and an increase in other income which were partially offset by decreases in rental income and the recognition of casualty gains. On October 17, 2001, the Partnership sold a portion of land from Tar River Estates Apartments to the city of Greenville, North Carolina, for net proceeds of approximately $6,176,000 after a reduction for FEMA funds previously received. The Partnership realized a gain of approximately $5,968,000 as a result of the sale. The Partnership used approximately $4,342,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on the early extinguishment of debt of approximately $89,000 as a result of the write-off of unamortized loan costs and mortgage discounts.

In addition to the gain on sale of property discussed above, total revenues also increased due to an increase in other income, which increased primarily as a result of increased utility reimbursements at four of the Partnership's investment properties. The increase in other income was partially offset by a decrease in interest income as a result of lower average cash balances maintained in interest bearing accounts and a settlement received in 2000 for defective materials used in a construction project at Lexington Green Apartments. The increase in total revenues was partially offset by a decrease in the recognition of casualty gain and, to a lesser extent, a decrease in rental income. The casualty gain recognized in 2000 is a result of a casualty at Tar River Estates Apartments (as discussed below). The casualty gain recognized in 2001 is a result of casualties which occurred at Woodland Village Apartments, Foxfire Apartments and Lexington Green Apartments (as discussed below). The decrease in rental income is primarily due to the receipt of insurance proceeds in 2000 to cover lost rents as a result of the casualty at Tar River Estates Apartments. No proceeds were received to cover lost rents at Tar River Estates Apartments in 2001. The decrease in rental income is also due to a lesser extent a slight decrease in occupancy at five of the Partnership's investment properties and increased concessions. The decrease in rental income was partially offset by an increase in occupancy at Woodland Village Apartments and an increase in the average rental rate at all of the Registrant's investment properties.

Total expenses increased primarily due to increases in operating, interest, and property tax expenses. Operating expenses increased primarily due to increases in insurance premiums and payroll related expenses at all of the Partnership's investment properties and an increase in utilities at Old Salem Apartments. The increase in operating expenses was partially offset by a decrease in maintenance expense. Interest expense increased at Lake Johnson Mews Apartments, Millhopper Village Apartments, Lexington Green Apartments, and Woodland Village Apartments as a result of an increase in their respective loan balances due to refinancings during 2001 and 2000, partially offset by a decrease in interest expense at Tar River Estates Apartments due to certain interest costs being capitalized (see discussion below). The increase in property tax expense is due primarily to an increase in the assessed value at five of the Partnership's investment properties. Depreciation and general and administrative expenses remained relatively constant for the comparable periods. Included in general and administrative expenses at both December 31, 2001 and 2000 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audits and appraisals required by the Partnership Agreement.

In September 2001, Lexington Green Apartments was damaged by a tropical storm. There was extensive damage to two units in addition to 36 units with minor damage. The property incurred damages of approximately $69,000 as a result of the storm. As of December 31, 2001, insurance proceeds of approximately $52,000 have been received to cover the damage to the property. These proceeds are held on deposit with the mortgage lender. After writing off the undepreciated costs of the damaged units, the Partnership recognized a casualty gain of approximately $33,000 during the year ended December 31, 2001.

In August 2001, there was a fire at Foxfire Apartments which damaged ten units. The property incurred damages of approximately $259,000 and lost rents of approximately $22,000 as a result of the fire. As of December 31, 2001, insurance proceeds of approximately $22,000 have been received to cover lost rents and are included in rental income and approximately $202,000 to cover damage to the property. After writing off the undepreciated cost of the damaged units, the Partnership recognized a casualty gain of approximately $102,000 for the year ended December 31, 2001.

In September 1999, Tar River Estates Apartments was damaged by severe flooding which affected certain areas of North Carolina. It is estimated that the property has incurred approximately $6,323,000 in damages as a result of this flooding. As of December 31, 2001, insurance proceeds of approximately $5,316,000 have been received to cover lost rents and damage to the property, resulting in a casualty gain of approximately $1,662,000 for the year ended December 31, 2000. In addition, the Partnership negotiated an agreement with the city of Greenville, North Carolina, whereby a portion of the land was condemned and sold to the city (as discussed above). Therefore, the apartment units previously located on this land were not reconstructed. The remaining damaged units have been completely reconstructed. As part of the reconstruction process, the Partnership capitalized the portion of the interest expense associated with the assets under reconstruction. For the year ended December 31, 2001, approximately $114,000 of interest had been capitalized.

In July 1999, Woodland Village Apartments experienced a fire, which resulted in the destruction of eight apartment units. The property incurred damages of approximately $448,000 and estimated lost rents of approximately $36,000. Insurance proceeds of approximately $332,000 were received during the year ended December 31, 1999 to cover the damages and lost rents, resulting in a casualty gain in 1999 of $210,000. The repairs were completed and an additional gain of approximately $121,000 was recorded during the year ended December 31, 2001 as a result of receiving additional insurance proceeds.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $6,401,000 compared to approximately $2,544,000 at December 31, 2000. The increase in cash and cash equivalents of approximately $3,857,000 is due to approximately $4,467,000 of cash provided by operating activities and approximately $2,541,000 of cash provided by investing activities, which was partially offset by approximately $3,151,000 of cash used in financing activities. Cash provided by investing activities consisted primarily of proceeds from the sale of a portion of the land at Tar River Estates Apartments, net receipts from escrow accounts maintained by the mortgage lender, and to a lesser extent, insurance proceeds received for the fires at Woodland Village Apartments and Foxfire Apartments, and the settlement received for defective materials used in a construction project at The Lexington Green Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of the repayment of the existing mortgages at Woodland Village Apartments, Lake Johnson Mews Apartments, Millhopper Village Apartments, and Tar River Estates Apartments, distributions to partners, and to a lesser extent, loan costs paid related to the refinancing of the mortgages encumbering six of the Partnership's investment properties, and the new financing obtained on Tar River Estates Apartments, payments of principal made on the mortgages encumbering the Partnership's investment properties, and the repayment of an advance from an affiliate, which was partially offset by loan proceeds received as a result of new financing of the mortgage of Tar River Estates Apartments and the net proceeds received as a result of the refinancing of the mortgages of Woodland Village Apartments, Lake Johnson Mews Apartments, and Millhopper Village Apartments and, to a lesser extent, an advance from an affiliate. The registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local, legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $528,600. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. On December 28, 2001, the Partnership obtained new financing on Tar River Estates Apartments. Gross proceeds from the new financing were approximately $5,200,000. The new note requires monthly principal and interest payments at a fixed rate of 7.23% and matures January 1, 2022, at which time it will be fully amortized. The old debt of approximately $4,342,000 carried a fixed interest rate of 7.60% and was repaid with proceeds from the condemnation and sale of a portion of the land to the city of Greenville, North Carolina, as discussed above. Total capitalized loan costs for the new mortgage were approximately $146,000 at December 31, 2001.

On August 31, 2001, the Partnership refinanced the mortgage note at Woodland Village Apartments. Gross proceeds from the refinancing were $8,050,000 of which approximately $4,950,000 was used to repay the existing mortgage note. The new note requires monthly principal and interest payments at a fixed rate of 7.11% and matures September 1, 2021, at which time the loan will be fully amortized. The old debt carried a fixed interest rate of 7.33%. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $38,000, due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $279,000 at December 31, 2001.

On June 28, 2001, the Partnership refinanced the mortgage notes encumbering Lake Johnson Mews Apartments and Millhopper Village Apartments. The refinancings replaced indebtedness of approximately $4,350,000 at Lake Johnson Mews Apartments and $2,700,000 at Millhopper Village Apartments with new mortgages in the amounts of $7,117,000 and $4,225,000, respectively. The new mortgages both carry a stated interest rate of 7.43% as compared to 7.33% on the previous loans. Payments of principal and interest on the new mortgage loans are due monthly until the loans mature on July 1, 2021, at which time they will be fully amortized. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $38,000 at Lake Johnson Mews Apartments and approximately $36,000 at Millhopper Village Apartments due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgages were approximately $232,000 for Lake Johnson Mews Apartments and approximately $171,000 for Millhopper Village Apartments at December 31, 2001.

On December 15, 2000, the Partnership refinanced the mortgage notes at The Lexington Green Apartments. Gross proceeds from refinancing were $7,020,000 of which approximately $3,272,000 was used to pay off the existing first and second mortgage notes. The new note requires monthly principal and interest payments at a fixed interest rate of 7.22% and matures January 1, 2021, at which time it will be fully amortized. The old debt carried fixed interest rates of 7.60% with maturities of November 15, 2002. Total capitalized loan costs for the new mortgage were approximately $195,000 for the year ended December 31, 2000. Additional loan costs of approximately $14,000 were capitalized during the year ended December 31, 2001.

The remaining mortgage indebtedness of approximately $16,572,000 is amortized over varying periods with maturity dates ranging from November 1, 2019 to December 1, 2019.

During the year ended December 31, 2001, the Partnership distributed approximately $9,520,000 to the partners (approximately $9,450,000 to the limited partners, or $179.87 per limited partnership unit), of which approximately $1,623,000 (approximately $1,607,000 to the limited partners, or $30.59 per limited partnership unit) was from operations, approximately $6,302,000 was paid to the limited partners ($119.95 per limited partnership unit) from proceeds from the refinancings of Lake Johnson Mews Apartments, Millhopper Village Apartments, and Woodland Village Apartments, and approximately $1,541,000 was paid to the limited partners ($29.33 per limited partnership unit) from proceeds from the sale of a portion of the land at Tar River Estates Apartments. In connection with the transfer of funds from the majority-owned sub-tier limited partnership to the Partnership, approximately $54,000 was distributed to the general partner of the majority-owned sub-tier limited partnership. During the year ended December 31, 2000, cash distributions of approximately $11,654,000 were paid ($11,624,000 of which was paid to the limited partners, or $221.25 per limited partnership unit). Of this amount, approximately $9,285,000 was paid to the limited partners ($176.73 per limited partnership unit) from refinancing proceeds and approximately $2,369,000 (approximately $2,339,000 to the limited partners, or $44.52 per limited partnership unit) was paid from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, property refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,924 limited partnership units in the Partnership representing 70.28% of the outstanding units as of December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 70.28% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporate General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.  Financial Statements


SHELTER PROPERTIES V

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties V


We have audited the accompanying consolidated balance sheet of Shelter Properties V as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties V at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                              SHELTER PROPERTIES V

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                                $  6,401
   Receivables and deposits                                                      580
   Restricted escrows                                                            819
   Other assets                                                                1,487
   Investment properties (Notes C and F):
      Land                                                    $  4,054
      Buildings and related personal property                   79,929
                                                                83,983
      Less accumulated depreciation                            (50,111)       33,872
                                                                            $ 43,159

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 418
   Tenant security deposit liabilities                                           285
   Accrued property taxes                                                        285
   Other liabilities                                                             598
   Mortgage notes payable (Note C)                                            47,884

Partners' Deficit
   General partners                                           $   (335)
   Limited partners (52,538 units
      issued and outstanding)                                   (5,976)       (6,311)
                                                                            $ 43,159

            See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                      Years Ended December 31,
                                                          2001         2000
Revenues:
 Rental income                                            $13,238     $13,532
 Other income                                               1,406       1,210
 Casualty gain (Note G)                                       256       1,662
 Gain on sale of property (Note B)                          5,968          --
      Total revenues                                       20,868      16,404

Expenses:
 Operating                                                  5,843       5,514
 General and administrative                                   617         606
 Depreciation                                               2,971       2,940
 Interest                                                   3,216       3,002

 Property taxes                                               920         794
      Total expenses                                       13,567      12,856

Income before extraordinary item                            7,301       3,548
Extraordinary loss on early extinguishment
 extinguishment of debt                                      (201)       (230)

      Net income (Note D)                                $  7,100    $  3,318

Net income allocated to general
   partners (1%)                                         $     71    $     33
Net income allocated to limited
   partners (99%)                                           7,029       3,285

                                                         $  7,100    $  3,318
Per limited partnership unit:

Income before extraordinary item                         $ 137.58    $  66.86

Extraordinary loss on early
 extinguishment of debt                                     (3.79)      (4.33)

Net income                                               $ 133.79    $  62.53

Distributions per limited
  partnership unit                                       $ 179.87    $ 221.25

            See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions           52,538        $   2      $52,538   $52,540

Partners' (deficit) capital
   at December 31, 1999                  52,538        $(339)     $ 4,784   $ 4,445

Distributions to partners                    --          (30)     (11,624)  (11,654)

Net income for the year
   ended December 31, 2000                   --           33        3,285     3,318

Partners' deficit
   at December 31, 2000                  52,538         (336)      (3,555)   (3,891)

Distributions to partners                    --          (70)      (9,450)   (9,520)


Net income for the year
   ended December 31, 2001                   --           71        7,029     7,100

Partners' deficit
   at December 31, 2001                  52,538       $ (335)     $(5,976)  $(6,311)

            See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                                 Years Ended
                                                                 December 31,
                                                             2001           2000

Cash flows from operating activities:
  Net income                                               $  7,100      $  3,318
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                               2,971         2,940
   Amortization of discounts and loan costs                     104           193
   Gain on sale of property                                  (5,968)           --
   Extraordinary loss on early extinguishment of debt           201           230
   Casualty gain                                               (256)       (1,662)
   Change in accounts:
      Receivables and deposits                                  535          (206)
      Other assets                                               16           (20)
      Accounts payable                                         (267)         (840)
      Tenant security deposit liabilities                         4             7
      Accrued property taxes                                     25          (151)
      Other liabilities                                           2          (368)
         Net cash provided by operating activities            4,467         3,441
Cash flows from investing activities:
   Sales proceeds received, net                               6,176            --
   Property improvements and replacements                    (6,071)       (2,972)
   Net withdrawals from (deposits to)
     restricted escrows                                       1,960        (2,128)
   Settlement for defective property improvements               153            --
   Insurance proceeds received                                  323         4,324
         Net cash provided by (used in)
         investing activities                                 2,541          (776)
Cash flows from financing activities:
   Payments on mortgage notes payable                          (865)         (671)
   Loan costs paid                                           (1,016)         (276)
   Prepayment penalty                                            --          (120)
   Proceeds from mortgage notes payable                      24,592         7,020
   Repayment of mortgage notes payable                      (16,342)       (3,272)
   Partners' distributions                                   (9,520)      (11,654)
   Advance from affiliate                                       253            --
   Repayment of advance from affiliate                         (253)           --
         Net cash used in financing activities               (3,151)       (8,973)
Net increase (decrease) in cash and cash
   equivalents                                                3,857        (6,308)
Cash and cash equivalents at beginning of the period          2,544         8,852
Cash and cash equivalents at end of the period            $   6,401     $   2,544
Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   3,268     $   2,847
Supplemental disclosure of non-cash activity:
  Property improvements and replacements
  in accounts payable                                     $     287     $     221
  Receivable for defective property
  improvements                                            $      --     $     153

At December 31, 1999, approximately $145,000 of property improvements and replacements were included in accounts payable.

            See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V

                     Notes to Consolidated Financial Statements

Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties V (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date. The Partnership commenced operations on July 19, 1983, and completed its acquisition of apartment properties on January 18, 1984. The Partnership operates seven apartment properties located in the South and Southeast.

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

Uses of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Reconciliation of Cash Flows:

                                                       Years Ended
                                                       December 31,
                                                   2001            2000
                                                      (in thousands)
Net cash provided by operating
   activities                                  $ 4,467         $ 3,441
  Property improvements and
   replacements                                 (6,071)         (2,972)
  Payments on mortgage notes payable              (865)           (671)
  Changes in reserves for net
     operating liabilities                        (315)          1,578
  Changes in restricted escrows, net             1,960          (2,128)
  Releases from operating reserves                 824           1,514

     Net cash from operations                  $    --         $   762

For the years ended December 31, 2001 and 2000, the Corporate General Partner released previously reserved funds of approximately $824,000 and $1,514,000, respectively.

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

Undistributed Net Proceeds from Sales and Refinancings: At December 31, 2000, all proceeds from prior sales and refinancings had been distributed. At December 31, 2001, the Partnership had undistributed net proceeds of approximately
$2,479,000 from the sale of land from Tar River Estates Apartments and approximately $4,935,000 from the financing obtained on Tar River Estates Apartments in December 2001.

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. Accordingly, net income as shown in the consolidated statement of operations and changes in partners' (deficit) capital for 2001 was allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit was computed by dividing the net income allocated to the limited partners by 52,538 units outstanding.

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

Other Reserves: The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during the years ended December 31, 2001 and 2000 were an increase of approximately $315,000 and a decrease of approximately $1,578,000, respectively. The amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $6,072,000 at December 31, 2001 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Completion Reserve: In conjunction with the 2001 refinancing of the mortgage notes encumbering Woodland Village Apartments, Lake Johnson Mews Apartments, and the new financing of the mortgage at Tar River Estates Apartments, deposits were made with the mortgage company to establish and maintain Completion Reserve Accounts which are designated for necessary repairs and replacements at the properties. As of December 31, 2001, the repairs had been completed at Woodland Village Apartments and Lake Johnson Mews Apartments, and reserves of approximately $150,000 and $251,000, respectively, should be returned to the Partnership in 2002. At December 31, 2001, the reserves totaled approximately $524,000.

Capital Improvements Reserve: During 2001, the Partnership received a settlement for defective siding materials which was used in a construction project at Lexington Green Apartments completed during 1988. A reserve account was established in 2001 with the mortgage lender pending the completion of renovations to replace the defective materials at the property. All work has been completed and is currently awaiting inspection at which time the mortgage lender will release the funds. At December 31, 2001, the balance in this reserve was approximately $246,000, including interest.

Escrows for Taxes and Insurance: Escrows for all of the properties are held by the Partnership. All escrowed funds are designated for the payment of real estate taxes. As required by the new loan at Woodland Village Apartments, escrows totaling approximately $356,000 are maintained in a separate bank account by the property and are included in receivables and deposits.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property, over 18 years for additions after March 15, 1984 and before May 9, 1985; and 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Loan Costs: Loan costs of approximately $1,433,000, less accumulated amortization of approximately $75,000, are included in other assets and are being amortized on a straight-line basis over the life of the related loans. In connection with the 1999 refinancing of Foxfire Apartments and Old Salem Apartments and the 2000 refinancing of Lexington Green Apartments, additional loan costs of approximately $174,000 and $14,000, respectively, were capitalized during the year ended December 31, 2001. In connection with the 2001 refinancing of the mortgages at Woodland Village Apartments, Lake Johnson Mews Apartments, Millhopper Village Apartments, and the new financing obtained at Tar River
Estates Apartments, additional loan costs of approximately $828,000 were capitalized during the year ended December 31, 2001.

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

Investment Properties: Investment properties consist of seven apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value for which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. No adjustments for impairment of value were recorded in the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $139,000 and $156,000 for the years ended December 31, 2001 and 2000, respectively, were charged to operating expense as incurred.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporate General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Disposition of Property

On October 17, 2001, the Partnership sold a portion of the land from Tar River Estates Apartments to the city of Greenville, North Carolina, for net proceeds of approximately $6,176,000 after a reduction for FEMA funds previously received. The Partnership realized a gain of approximately $5,968,000 as a result of the sale. The Partnership used approximately $4,342,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $89,000 as a result of the write-off of unamortized loan costs and mortgage discounts.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                                Principal     Monthly                           Principal
                               Balance At     Payment     Stated                 Balance
                              December 31,   Including   Interest  Maturity      Due At
Property                          2001        Interest     Rate      Date       Maturity
                                   (in thousands)                            (in thousands)

Foxfire Apartments
 1st mortgage                   $ 6,861       $ 59        7.79%    11/01/19       $ --

Old Salem Apartments
 1st mortgage                     9,711          85       8.02%    12/01/19           --

Woodland Village Apartments
 1st mortgage                     8,004          63       7.11%    09/01/21           --

Lake Johnson Mews Apartments
 1st mortgage                     7,051          57       7.43%    07/01/21           --

The      Lexington      Green
Apartments
 1st mortgage                     6,871          55       7.22%    01/01/21           --

Millhopper Village Apartments
 1st mortgage                     4,186          34       7.43%    07/01/21           --

Tar River Estates Apartments
 1st mortgage                     5,200          41       7.23%    01/01/22           --

Total                           $47,884       $ 394                               $ --

On December 28, 2001, the Partnership obtained new financing on Tar River Estates Apartments. Gross proceeds from the new financing were approximately $5,200,000. The new note requires monthly principal and interest payments at a fixed rate of 7.23% and matures January 1, 2022, at which time it will be fully amortized. The old debt of approximately $4,342,000 carried a fixed interest rate of 7.60% and was repaid with proceeds from the condemnation and sale of a portion of the land to the city of Greenville, North Carolina, as discussed in Note B. Total capitalized loan costs for the new mortgage were approximately $146,000 at December 31, 2001.

On August 31, 2001, the Partnership refinanced the mortgage note at Woodland Village Apartments. Gross proceeds from the refinancing were $8,050,000 of which approximately $4,950,000 was used to repay the existing mortgage note. The new note requires monthly principal and interest payments at a fixed rate of 7.11% and matures September 1, 2021, at which time the loan will be fully amortized. The old debt carried a fixed interest rate of 7.33%. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $38,000, due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $279,000 at December 31, 2001.

On June 28, 2001, the Partnership refinanced the mortgage notes encumbering Lake Johnson Mews Apartments and Millhopper Village Apartments. The refinancings replaced indebtedness of approximately $4,350,000 at Lake Johnson Mews Apartments and $2,700,000 at Millhopper Village Apartments with new mortgages in the amounts of $7,117,000 and $4,225,000, respectively. The new mortgages both carry a stated interest rate of 7.43% as compared to 7.33% on the previous loans. Payments of principal and interest on the new mortgage loans are due monthly until the loans mature on July 1, 2021, at which time they will be fully amortized. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $38,000 at Lake Johnson Mews Apartments and approximately $36,000 at Millhopper Village Apartments due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgages were approximately $232,000 for Lake Johnson Mews Apartments and approximately $171,000 for Millhopper Village Apartments at December 31, 2001.

On December 15, 2000, the Partnership refinanced the mortgage notes at The Lexington Green Apartments. Gross proceeds from refinancing were $7,020,000 of which approximately $3,272,000 was used to pay off the existing first and second mortgage notes. The new note requires monthly principal and interest payments at a fixed interest rate of 7.22% and matures January 1, 2021, at which time it will be fully amortized. The old debt carried fixed interest rates of 7.60% with maturities of November 15, 2002. Total capitalized loan costs for the new mortgage were approximately $195,000 for the year ended December 31, 2000. Additional loan costs of approximately $14,000 were capitalized during the year ended December 31, 2001.

The mortgage notes payable are non-recourse and are secured by a pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                                     2002     $  1,176
                                     2003        1,277
                                     2004        1,377
                                     2005        1,484
                                     2006        1,599
                                Thereafter 40,971
                                              $ 47,884

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                        2001          2000

Net income as reported                 $ 7,100       $ 3,318
Add (deduct):
     Depreciation differences           1,734         1,538
     Change in prepaid rental              45           (19)
     Gain from casualty and sale       (1,358)       (2,789)
     Other                                (21)          662
     Change in other
       liabilities                         --           (15)
Federal taxable income                $ 7,500       $ 2,695

Federal taxable income per
     limited partnership unit         $139.46       $ 50.78

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

            Net liabilities as reported              $  (6,311)
            Land and buildings                            (979)
            Accumulated depreciation                   (20,020)
            Syndication fees                             6,747
            Other                                          705

            Net liabilities - tax basis               $(19,858)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                     2001          2000
Property management fees (included in
  operating expenses)                                $ 745        $ 721
Reimbursement for services of affiliates
 (included in operating, general and
 administrative expenses and investment
 properties)                                         1,804          529
Loan costs (included in other assets)                  416           70

During the years ended December 31, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $745,000 and $721,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $1,804,000 and $529,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $1,365,000 and $119,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

For services provided in connection with the refinancing of six of the Partnership's investment properties between 1999 and 2001 and the new financing obtained on Tar River Estates Apartments, the Corporate General Partner was paid approximately $416,000 and $70,000 during the years ended December 31, 2001 and 2000, respectively. These costs were capitalized and are included in other assets on the consolidated balance sheet.

During the year ended December 31, 2001, an affiliate of the Corporate General Partner advanced the Registrant approximately $253,000 to fund repairs related to the casualty at Tar River Estates Apartments in September 1999. This advance bore interest at the prime rate plus 2%. Total interest expense related to this advance was approximately $3,000. The Partnership repaid this advance in July 2001 with a portion of the refinancing proceeds from Lake Johnson Mews Apartments and Millhopper Village Apartments.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $135,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,924 limited partnership units in the Partnership representing 70.28% of the outstanding units as of December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 70.28% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note F - Investment Properties and Accumulated Depreciation


                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)

                                                           Buildings        Cost
                                                          and Related   Capitalized
                                                           Personal    Subsequent to
           Description            Encumbrances    Land     Property     Acquisition
                                  (in thousands)                      (in thousands)
Foxfire Apartments                   $ 6,861     $ 830      $ 9,122       $ 1,545
Old Salem Apartments                   9,711        654      12,664         4,692
Woodland Village Apartments            8,004        605       9,135         4,045
Lake Johnson Mews Apartments           7,051        338       6,725         1,903
The Lexington Green Apartments         6,871      1,102       6,620         3,231
Millhopper Village Apartments          4,186        239       4,305         1,598
Tar River Estates Apartments           5,200        474       9,985         4,171
Totals                               $47,884    $ 4,242     $58,556       $21,185


                              Gross Amount At Which
                                     Carried
                               At December 31, 2001
                                  (in thousands)

                                    Buildings
                                       And
                                      Related                       Date of           Depreciable
                                     Personal          Accumulated Construc-   Date        Life-
          Description         Land   Property   Total  Depreciation  tion    Acquired    Years
                                                      (in thousands)
   Foxfire Apartments
   Atlanta, Georgia          $   830  $10,667  $11,497  $ 7,428   1969-1971  07/19/83   5-29

   Old Salem Apartments
   Charlottesville, Virginia     654   17,356   18,010   11,430   1969-1971  08/25/83   5-28

   Woodland Village
   Apartments
   Columbia, South Carolina      605   13,180   13,785    8,201      1974    09/01/83   5-30

   Lake Johnson Mews
   Apartments
   Raleigh, North Carolina       338    8,628    8,966    5,561   1972-1973  09/30/83   5-30

   The Lexington Green
    Apartments
   Sarasota, Florida           1,102    9,851   10,953    6,115   1973-1982  10/31/83   5-34

   Millhopper Village
   Apartments
   Gainesville, Florida          239    5,903    6,142    3,981   1970-1976  11/22/83   5-29

   Tar River Estates
   Apartments
   Greenville, North             286   14,344   14,630    7,395   1969-1972  01/18/84   5-30
   Carolina

                             $ 4,054  $79,929  $83,983  $50,111
            Totals

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                            Years Ended
                                                           December 31,
                                                       2001            2000
                                                          (in thousands)
Real Estate
Balance at beginning of year                        $78,239         $76,281
    Property improvements                             6,137           3,048
    Sale of property                                   (208)             --
    Disposals of property                              (185)         (1,090)
Balance at end of year                              $83,983         $78,239

Accumulated Depreciation

Balance at beginning of year                        $47,206         $44,317
    Additions charged to expense                      2,971           2,940
    Disposals of property                               (66)            (51)
Balance at end of year                              $50,111         $47,206

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000 is approximately $83,004,000 and $88,744,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000 is approximately $70,131,000 and $74,973,000, respectively.

Note G - Casualty Events

In September 2001, Lexington Green Apartments was damaged by a tropical storm. There was extensive damage to two units in addition to 36 units with minor damage. The property incurred damages of approximately $69,000 as a result of the storm. As of December 31, 2001, insurance proceeds of approximately $52,000 have been received to cover the damage to the property. These proceeds are held on deposit with the mortgage lender. After writing off the undepreciated costs of the damaged units, the Partnership recognized a casualty gain of approximately $33,000 during the year ended December 31, 2001.

In August 2001, there was a fire at Foxfire Apartments which damaged ten units. The property incurred damages of approximately $259,000 and lost rents of approximately $22,000 as a result of the fire. As of December 31, 2001, insurance proceeds of approximately $22,000 have been received to cover lost rents and are included in rental income and approximately $202,000 to cover damage to the property. After writing off the undepreciated cost of the damaged units, the Partnership recognized a casualty gain of approximately $102,000 for the year ended December 31, 2001.

In September 1999, Tar River Estates Apartments was damaged by severe flooding which affected certain areas of North Carolina. It is estimated that the property has incurred approximately $6,323,000 in damages as a result of this flooding. As of December 31, 2001, insurance proceeds of approximately $5,316,000 have been received to cover lost rents and damage to the property, resulting in a casualty gain of approximately $1,662,000 for the year ended December 31, 2000. In addition, the Partnership negotiated an agreement with the city of Greenville, North Carolina, whereby a portion of the land was condemned and sold to the city (see Note B - Disposition of Property). Therefore, the apartment units previously located on this land were not reconstructed. The remaining damaged units have been completely reconstructed. As part of the reconstruction process, the Partnership capitalized the portion of the interest expense associated with the assets under reconstruction. For the year ended December 31, 2001, approximately $114,000 of interest had been capitalized.

In July 1999, Woodland Village Apartments experienced a fire, which resulted in the destruction of eight apartment units. The property incurred damages of approximately $448,000 and estimated lost rents of approximately $36,000. Insurance proceeds of approximately $332,000 were received during the year ended December 31, 1999 to cover the damages and lost rents and are included in rental income, resulting in a casualty gain in 1999 of $210,000. The repairs were completed and an additional gain of approximately $121,000 was recorded during the year ended December 31, 2001 as a result of receiving additional insurance proceeds.

Note H - Distributions

During the year ended December 31, 2001, the Partnership distributed approximately $9,520,000 to the partners (approximately $9,450,000 to the limited partners, or $179.87 per limited partnership unit), of which approximately $1,623,000 (approximately $1,607,000 to the limited partners, or $30.59 per limited partnership unit) was from operations, approximately $6,302,000 was paid to the limited partners ($119.95 per limited partnership unit) from proceeds from the refinancings of Lake Johnson Mews Apartments, Millhopper Village Apartments, and Woodland Village Apartments, and approximately $1,541,000 was paid to the limited partners ($29.33 per limited partnership unit) from proceeds from the sale of a portion of the land at Tar River Estates Apartments. In connection with the transfer of funds from the majority-owned sub-tier limited partnership to the Partnership, approximately $54,000 was distributed to the general partner of the majority-owned sub-tier limited partnership. During the year ended December 31, 2000, cash distributions of approximately $11,654,000 were paid ($11,624,000 of which was paid to the limited partners, or $221.25 per limited partnership unit). Of this amount, approximately $9,285,000 was paid to the limited partners ($176.73 per limited partnership unit) from refinancing proceeds and approximately $2,369,000 (approximately $2,339,000 to the limited partners, or $44.52 per limited partnership unit) was paid from operations.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion and a hearing has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $86,000 and non-audit services (principally tax-related) of approximately $45,000.

Item 10. Executive Compensation

Neither the officers nor director of the Corporate General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

Entity                                  Number of Units      Percentage

Cooper River Properties, LLC
 (an affiliate of AIMCO)                      2,722             5.18%
Insignia Properties LP
 (an affiliate of AIMCO)                     20,144            38.34%
AIMCO Properties LP
 (an affiliate of AIMCO)                     14,058            26.76%

Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately owned by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership. AIMCO Properties LP, the other general partner acquired 248 Units during the current fiscal year.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                     2001          2000

Property management fees                             $ 745        $ 721
Reimbursement for services of affiliates             1,804          529
Loan costs                                             416           70

During the years ended December 31, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $745,000 and $721,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $1,804,000 and $529,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $1,365,000 and $119,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

For services provided in connection with the refinancing between 1999 and 2001 of six of the Partnership's investment properties and the new financing obtained on Tar River Estates Apartments, the Corporate General Partner was paid approximately $416,000 and $70,000 during the years ended December 31, 2001 and 2000, respectively. These costs were capitalized and are included in other assets on the consolidated balance sheet.

During the year ended December 31, 2001, an affiliate of the Corporate General Partner advanced the Registrant approximately $253,000 to fund repairs related to the casualty at Tar River Estates Apartments in September 1999. This advance bore interest at the prime rate plus 2%. Total interest expense related to this advance was approximately $3,000. The Partnership repaid this advance in July 2001 with a portion of the refinancing proceeds from Lake Johnson Mews Apartments and Millhopper Village Apartments.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $135,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,924 limited partnership units in the Partnership representing 70.28% of the outstanding units as of December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 70.28% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

                                     PART IV


Item 13. Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               None.


         (b) Reports on Form 8-K filed during the fourth quarter of fiscal year 2001:

               Current report on Form 8-K filed on November 1, 2001 in connection with the sale of a portion of the land at Tar River Estates Apartments on October 17, 2001.

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

            (l) Multifamily Note secured by a Mortgage or Deed of Trust dated October 25, 1999, between Foxfire Apartments V Limited Partnership and GMAC Commercial Mortgage Corporation relating to Foxfire Apartments. (Filed as Exhibit 10(1) to Form 10-KSB of Registrant for period ended November 30, 1999 and incorporated herein by reference).

            (m) Multifamily Note secured by a Mortgage or Deed of Trust dated November 10, 1999, between Shelter Properties V Limited Partnership and GMAC Commercial Mortgage Corporation relating to Old Salem Apartments. (Filed as Exhibit 10(m) to Form 10-KSB of Registrant for period ended November 30, 1999 and incorporated herein by reference).

            (n) Multifamily Note secured by a Mortgage or Deed of Trust dated December 15, 2000 between New Shelter Properties V Limited Partnership and Reilly Mortgage Group, Inc. relating to Lexington Green Apartments. (Filed as Exhibit 10(iii)n to Form 10-KSB of Registrant filed on April 2, 2001 and incorporated herein by reference).

            (o) Multifamily Note dated June 28, 2001, by and between Shelter Properties V Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Corporation, relating to Lake Johnson Mews Apartments. (Filed as Exhibit 10(iii)o to Form 10-QSB of Registrant filed on August 13, 2001 and incorporated herein by reference).

            (p) Multifamily Note dated June 28, 2001, by and between Shelter Properties V Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Corporation, relating to Millhopper Village Apartments. (Filed as Exhibit 10(iii)p to Form 10-QSB of Registrant filed on August 13, 2001 and incorporated herein by reference).

            (q) Multifamily Note dated August 30, 2001, by and between Shelter Properties V Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Corporation, relating to Woodland Village Apartments. (Filed as Exhibit 10(iii)q to Form 10-QSB of Registrant filed on November 13, 2001 and incorporated herein by reference).

            (r) Multifamily Note dated December 28, 2001, by and between New Shelter V Limited Partnership, a South Carolina limited partnership, and Lend Lease Mortgage Capital, LP, a Texas limited partnership. (Filed as Exhibit 10(iii)r to Form 8-K of Registrant filed on January 14, 2002 and incorporated herein by reference).

      (iv)        Contracts related to sale of property:

            (a) Purchase and Sale Contract for the parcel of land at Tar River Estates Apartments between Registrant and the City of Greenville, North Carolina. (Filed as Exhibit 10(iv)a on Form 8-K of Registrant filed on November 1, 2001 and incorporated herein by reference).

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