Form 10QSB
period 2002-03-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2002-05-14
CIK 712753

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

                   For the quarterly period ended March 31, 2002


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
                          (in thousands, except unit data)

                                 March 31, 2002



Assets
   Cash and cash equivalents                                                 $ 6,861
   Receivables and deposits                                                      217
   Restricted escrows                                                            500
   Other assets                                                                1,721
   Investment properties:
      Land                                                     $ 4,054
      Buildings and related personal property                   81,000
                                                                85,054
      Less accumulated depreciation                            (50,901)       34,153
                                                                            $ 43,452

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 386
   Tenant security deposit liabilities                                           295
   Accrued property taxes                                                        244
   Other liabilities                                                             699
   Mortgage notes payable                                                     47,606

Partners' Deficit
   General partners                                           $   (330)
   Limited partners (52,538 units
      issued and outstanding)                                   (5,448)       (5,778)
                                                                            $ 43,452


            See Accompanying Notes to Consolidated Financial Statements

b)

                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                         Three Months Ended
                                                              March 31,
                                                          2002        2001
Revenues:
   Rental income                                         $3,291      $3,291
   Other income                                             376         373
   Casualty gain                                            376         121
      Total revenues                                      4,043       3,785

Expenses:
   Operating                                              1,418       1,452
   General and administrative                               136         135
   Depreciation                                             790         732
   Interest                                                 915         770
   Property taxes                                           251         208
      Total expenses                                      3,510       3,297

      Net income                                          $ 533       $ 488

Net income allocated to general partners (1%)              $ 5         $ 5
Net income allocated to limited partners (99%)              528         483

                                                          $ 533       $ 488
Net income per limited partnership unit                  $10.05      $ 9.19


Distributions per limited partnership unit                $ --       $14.41

            See Accompanying Notes to Consolidated Financial Statements

                                SHELTER PROPERTIES V
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)









                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          52,538         $ 2        $52,538    $52,540

Partners' deficit at
   December 31, 2001                    52,538        $ (335)     $(5,976)   $(6,311)

Net income for the three months
   ended March 31, 2002                     --             5          528        533

Partners' deficit at
   March 31, 2002                       52,538        $ (330)     $(5,448)    $(5,778)



            See Accompanying Notes to Consolidated Financial Statements

d)

                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                               2002        2001
Cash flows from operating activities:
  Net income                                                  $   533     $   488
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                                790         732
      Amortization of discounts and loan costs                     20          38
      Casualty gain                                              (376)       (121)
      Change in accounts:
          Receivables and deposits                                363         409
          Other assets                                           (254)       (199)
          Accounts payable                                         66        (207)
          Tenant security deposit liabilities                      10          --
          Accrued property taxes                                  (41)        (32)
          Due to Corporate General Partner                         --         119
          Other liabilities                                       101         104
             Net cash provided by operating activities          1,212       1,331
Cash flows from investing activities:
  Property improvements and replacements                       (1,169)     (1,155)
  Net withdrawals from restricted escrows                         319         138
  Settlement for defective property improvements                   --         153
  Insurance proceeds received                                     376          95
             Net cash used in investing activities               (474)       (769)
Cash flows from financing activities:
  Payments on mortgage notes payable                             (278)       (169)
  Loan costs paid                                                  --        (171)
  Partners' distributions                                          --        (800)
             Net cash used in financing activities               (278)     (1,140)
Net increase (decrease) in cash and cash equivalents              460        (578)
Cash and cash equivalents at beginning of period                6,401       2,544
Cash and cash equivalents at end of period                    $ 6,861     $ 1,966
Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $   755     $   727
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                    $   189     $    --

At  December  31,  2001  and  2000,   approximately   $287,000   and   $221,000,
respectively,  of  property  improvements  and  replacements  were  included  in accounts payable.


            See Accompanying Notes to Consolidated Financial Statements

e)

                              SHELTER PROPERTIES V
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Corporate General Partner is a a subsidiary of Apartment
Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

                                                     Three Months Ended
                                                          March 31,
                                                       (in thousands)
                                                       2002       2001

         Net cash provided by operating activities   $ 1,212    $ 1,331
         Payments on mortgage notes payable             (278)      (169)
         Property improvements and replacements       (1,169)    (1,155)
         Change in restricted escrows, net               319        138
         Changes in reserves for net operating
            liabilities                                 (245)      (194)
         Releases from operating reserves                161        659

            Net cash from operations                   $ --      $ 610

For the three months ended March 31, 2002 and 2001, the Corporate General Partner released previously reserved funds of approximately $161,000 and $659,000, respectively.

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

During the three months ended March 31, 2002 and 2001, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $188,000 and $179,000 for the three months ended March 31, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $197,000 and $99,000 for the three months ended March 31, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $98,000 and $2,000 for the three months ended March 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. These amounts are included in general and administrative expenses and investment properties.

For services provided in connection with the refinancing of two of the Partnership's investment properties between October 1999 and March 2001, the Corporate General Partner was paid approximately $170,000 during the three months ended March 31, 2001. These costs were capitalized and are included in other assets.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $165,000 and $217,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Events

In September 1999, Tar River Estates Apartments was damaged by severe flooding which affected certain areas of North Carolina. The property incurred damages of approximately $6,323,000 as a result of this flooding. During 2000 and 2001, insurance proceeds of approximately $5,316,000 were received to cover lost rents and damage to the property, resulting in a casualty gain of approximately $1,662,000 in 2000. In addition, the Partnership negotiated an agreement with the city of Greenville, North Carolina, whereby a portion of the land was condemned and sold to the city on October 17, 2001. Therefore, the apartment units previously located on this land were not reconstructed. The remaining damaged units have been completely reconstructed. As part of the reconstruction process, the Partnership capitalized the portion of the interest expense associated with the assets which were under construction during 2001. An additional gain of approximately $376,000 was recorded during the three months ended March 31, 2002 as a result of receiving additional insurance proceeds.

In July 1999, Woodland Village Apartments experienced a fire, which resulted in the destruction of eight apartment units. The property incurred damages of approximately $448,000 and estimated lost rents of approximately $36,000. Insurance proceeds of approximately $332,000 were received during 1999 to cover the damages and lost rents resulting in a casualty gain in 1999 of approximately $210,000. The repairs were completed and an additional gain of approximately $121,000 was recorded during the three months ended March 31, 2001 as a result of receiving additional insurance proceeds.

Note E - Distributions

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2002        Unit        March 31, 2001        Unit


Operations             $   --           $   --           $  800            $14.41

In connection with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership, approximately $38,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the three months ended March 31, 2001. No distributions were paid to the partners during the three months ended March 31, 2002. Subsequent to March 31, 2002, the Partnership declared and paid a distribution of approximately
$5,764,000 ($109.71 per limited partnership unit) to the limited partners, consisting of approximately $2,479,000 ($47.18 per limited partnership unit) of the remaining proceeds from the sale of a portion of the land at Tar River Estates Apartments and approximately $3,285,000 ($62.53 per limited partnership unit) of proceeds from the new financing obtained on Tar River Estates Apartments.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:

                                                          March 31,
                  Property                              2002     2001

                  Foxfire Apartments
                     Atlanta, Georgia (2)               91%       94%

                  Old Salem Apartments
                     Charlottesville, Virginia          97%       98%

                  Woodland Village Apartments
                     Columbia, South Carolina (3)       89%       95%

                  Lake Johnson Mews Apartments
                     Raleigh, North Carolina (4)        96%       92%

                  The Lexington Green Apartments
                     Sarasota, Florida                  97%       98%

                  Millhopper Village Apartments
                     Gainesville, Florida               96%       96%

                  Tar River Estates Apartments
                     Greenville, North Carolina (1)     86%       54%


(1) During September 1999, Tar River Estates Apartments was damaged by severe flooding which affected certain areas of North Carolina. The property incurred extensive damage as a result of the flooding causing portions of the property to be unavailable for occupancy since September 1999. The occupancy for the units not damaged at the property was 87% at March 31, 2001. The Partnership completed reconstruction of the 220 remaining units at the property by December 2001, therefore occupancy for the three months ended March 31, 2002 as shown above is for the 220 remaining units. The Partnership negotiated an agreement with the city of Greenville, North Carolina, whereby a portion of the land containing 182 units was condemned and sold to the city on October 17, 2001. Therefore, the 182 apartment units previously located on this land were not reconstructed.

(2) The Corporate General Partner attributes the decrease in occupancy at Foxfire Apartments to increased market competition in the Atlanta area.

(3) The Corporate General Partner attributes the decrease in occupancy at Woodland Village Apartments to an increase in home purchases in the Columbia area as a result of lower home mortgage interest rates.

(4) The Corporate General Partner attributes the increase in occupancy at Lake Johnson Mews Apartments to increased marketing efforts at the property along with pricing rents to be very competitive with other properties in the Raleigh area.

Results of Operations

The Partnership's net income for the three months ended March 31, 2002 was approximately $533,000 as compared to net income of approximately $488,000 for the three months ended March 31, 2001. The increase in net income is due to an increase in total revenues, partially offset by an increase in total expenses. Total revenues increased primarily due to an increase in the recognition of casualty gains. The casualty gain recognized in 2002 is a result of a casualty at Tar River Estates Apartments (as discussed below). The casualty gain recognized in 2001 is a result of a casualty at Woodland Village Apartments (as discussed below). Rental income remained relatively constant for the comparable periods as a decrease in occupancy at four of the Partnership's investment properties was offset by the increase in occupancy at Tar River Estates Apartments and Lake Johnson Mews Apartments and an increase in the average rental rate at four of the Partnership's investment properties. Other income remained relatively constant for the comparable periods as an increase in tenant utility reimbursements offset a decrease in interest income.

Total expenses increased primarily due to increases in depreciation, interest, and property tax expenses. Depreciation expense increased at all of the Partnership's investment properties as a result of property improvements and replacements being placed into service during the past twelve months. Interest expense increased at Woodland Village Apartments, Millhopper Village Apartments, Lake Johnson Mews Apartments and Tar River Estates Apartments as a result of an increase in their respective loan balances due to refinancings in 2001. In addition interest expense increased for Tar River Estates Apartments as a result of a portion of interest costs being capitalized during 2001 (as discussed below). The increase in property tax expense is primarily due to an increase in the assessed value at five of the Partnership's investment properties. The increase in total expenses was partially offset by a decrease in operating expenses. The decrease in operating expenses is primarily due to decreases in utility expenses at Old Salem Apartments, maintenance and payroll related expenses at most of the Partnership's investment properties and a decrease in professional fees at Lexington Green Apartments related to a dispute with a contractor which was settled in 2001. The decrease in operating expenses was partially offset by an increase in insurance premiums at all of the Partnership's investment properties and an increase in advertising expense at Millhopper Village Apartments. General and administrative expenses remained relatively constant for the comparable periods. Included in general and administrative expenses at both March 31, 2002 and 2001 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audits and appraisals required by the Partnership Agreement.

In September 1999, Tar River Estates Apartments was damaged by severe flooding which affected certain areas of North Carolina. The property incurred damages of approximately $6,323,000 as a result of this flooding. During 2000 and 2001, insurance proceeds of approximately $5,316,000 were received to cover lost rents and damage to the property, resulting in a casualty gain of approximately $1,662,000 in 2000. In addition, the Partnership negotiated an agreement with the city of Greenville, North Carolina, whereby a portion of the land was condemned and sold to the city on October 17, 2001. Therefore, the apartment units previously located on this land were not reconstructed. The remaining damaged units have been completely reconstructed. An additional gain of approximately $376,000 was recorded during the three months ended March 31, 2002 as a result of receiving additional insurance proceeds. As part of the reconstruction process, the Partnership capitalized the portion of the interest expense associated with the assets under reconstruction during 2001. For the three months ended March 31, 2001, approximately $37,000 of interest had been capitalized.

In July 1999, Woodland Village Apartments experienced a fire, which resulted in the destruction of eight apartment units. The property incurred damages of approximately $448,000 and estimated lost rents of approximately $36,000. Insurance proceeds of approximately $332,000 were received during 1999 to cover the damages and lost rents resulting in a casualty gain in 1999 of approximately $210,000. The repairs were completed and an additional gain of approximately $121,000 was recorded during the three months ended March 31, 2001 as a result of receiving additional insurance proceeds.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $6,861,000, compared to approximately $1,966,000 at March 31, 2001. The increase in cash and cash equivalents of approximately $460,000 for the three months ended March 31, 2002, from the Partnership's calendar year end, is due to approximately $1,212,000 of cash provided by operating activities, partially offset by approximately $474,000 of cash used in investing activities and approximately $278,000 of cash used in financing activities. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received for the casualty at Tar River Estates Apartments and net receipts from escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in interest bearing accounts.

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

Millhopper Village Apartments: For 2002, the Partnership has budgeted approximately $50,000 for capital improvements, consisting primarily of floor covering replacement, appliances and office computers. The Partnership completed approximately $17,000 in capital expenditures at Millhopper Village Apartments for the three months ended March 31, 2002, consisting primarily of floor covering replacement. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Foxfire Apartments: For 2002, the Partnership has budgeted approximately $97,000 for capital improvements, consisting primarily of floor covering replacement. The Partnership completed approximately $122,000 in budgeted and non-budgeted capital expenditures at Foxfire Apartments for the three months ended March 31, 2002, consisting primarily of construction related to a fire which occurred in 2001, plumbing upgrades, and floor covering replacement. These improvements were funded from operations and insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lake Johnson Mews Apartments: For 2002, the Partnership has budgeted approximately $251,000 for capital improvements, consisting primarily of parking area improvements, electrical upgrades, structural improvements, and floor covering replacement. The Partnership completed approximately $141,000 in capital expenditures at Lake Johnson Mews Apartments for the three months ended March 31, 2002, consisting primarily of interior building improvements and structural upgrades. These improvements were funded from replacement reserves and operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Woodland Village Apartments: For 2002, the Partnership has budgeted approximately $100,000 for capital improvements, consisting primarily of air conditioning unit upgrades, interior improvements and floor covering and appliance replacements. The Partnership completed approximately $48,000 in capital expenditures at Woodland Village Apartments for the three months ended March 31, 2002, consisting primarily of exterior painting, structural improvements, and floor covering replacement. These improvements were funded from replacement reserves and operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Lexington Green Apartments: For 2002, the Partnership has budgeted approximately $203,000 for capital improvements, consisting primarily of structural improvements, plumbing upgrades, cabinet and air conditioning unit replacements and floor covering and appliance replacements. The Partnership completed approximately $98,000 in capital expenditures at The Lexington Green Apartments for the three months ended March 31, 2002, consisting primarily of cabinet and floor covering replacements. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tar River Estates Apartments: For 2002, the Partnership has budgeted approximately $169,000 for capital improvements, consisting primarily of cabinet upgrades and appliance and floor covering replacements. The Partnership completed approximately $598,000 in budgeted and non-budgeted capital expenditures at Tar River Estates Apartments for the three months ended March 31, 2002, consisting primarily of swimming pool and clubhouse construction and floor covering replacement. These improvements were funded from operations and insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Old Salem Apartments: For 2002, the Partnership has budgeted approximately $131,000 for capital improvements, consisting primarily of floor covering replacement. The Partnership completed approximately $47,000 in capital expenditures at Old Salem Apartments for the three months ended March 31, 2002, consisting primarily of floor covering replacement. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. On December 28, 2001, the Partnership obtained new financing on Tar River Estates Apartments. Gross proceeds from the new financing were approximately $5,200,000. The new note requires monthly principal and interest payments at a fixed rate of 7.23% and matures January 1, 2022, at which time it will be fully amortized. The old debt of approximately $4,342,000 carried a fixed interest rate of 7.60% and was repaid with proceeds from the condemnation and sale of a portion of the land to the city of Greenville, North Carolina (as discussed above).

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

The remaining mortgage indebtedness of approximately $23,295,000 is amortized over varying periods with maturity dates ranging from November 1, 2019 to January 1, 2021, at which time the loans will be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2002        Unit        March 31, 2001        Unit


Operations             $   --           $   --           $  800            $14.41

In connection with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership, approximately $38,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the three months ended March 31, 2001. No distributions were paid to the partners during the three months ended March 31, 2002. Subsequent to March 31, 2002, the Partnership declared and paid a distribution of approximately
$5,764,000 ($109.71 per limited partnership unit) to the limited partners, consisting of approximately $2,479,000 ($47.18 per limited partnership unit) of the remaining proceeds from the sale of a portion of the land at Tar River Estates Apartments and approximately $3,285,000 ($62.53 per limited partnership unit) of proceeds from the new financing obtained on Tar River Estates
Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,981 limited partnership units in the Partnership representing 70.39% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 70.39% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  Current report on Form 8-K filed on January 14, 2002 in connection with the new financing obtained on Tar River Estates Apartments on December 28, 2001.

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

                                 Date:   May 14, 2002