Form 10QSB
period 2002-06-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2002-08-14
CIK 712753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


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


                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                              SHELTER PROPERTIES V
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $ 633
   Receivables and deposits                                                      261
   Restricted escrows                                                            422
   Other assets                                                                1,627
   Investment properties:
      Land                                                   $  4,054
      Buildings and related personal property                  81,725
                                                               85,779
      Less accumulated depreciation                           (51,721)        34,058
                                                                            $ 37,001

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 90
   Tenant security deposit liabilities                                           302
   Accrued property taxes                                                        428
   Other liabilities                                                             780
   Mortgage notes payable                                                     47,312

Partners' Deficit
   General partners                                          $   (380)
   Limited partners (52,538 units
      issued and outstanding)                                 (11,531)       (11,911)
                                                                            $ 37,001

            See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                          Three Months Ended      Six Months Ended
                                               June 30,               June 30,
                                           2002       2001        2002        2001
                                                   (Restated)              (Restated)
Revenues:
   Rental income                         $ 3,320     $ 3,262     $ 6,611     $ 6,553
   Other income                              333         340         709         713
   Casualty gain                              --          --         376         121
      Total revenues                       3,653       3,602       7,696       7,387

Expenses:
   Operating                               1,377       1,355       2,795       2,807
   General and administrative                126         143         262         278
   Depreciation                              820         742       1,610       1,474
   Interest                                  909         801       1,824       1,571
   Property taxes                            238         221         489         429
      Total expenses                       3,470       3,262       6,980       6,559

      Net income                          $ 183       $ 340       $ 716       $ 828

Net income allocated to
   general partners (1%)                   $ 2         $ 3         $ 7         $ 8
Net income allocated to
   limited partners (99%)                    181         337         709         820

                                          $ 183       $ 340       $ 716       $ 828
Net income per limited partnership
  unit                                    $ 3.44     $ 6.41      $ 13.49     $ 15.61

Distributions per limited
   partnership unit                      $119.23     $ 16.18     $119.23     $ 30.59

            See Accompanying Notes to Consolidated Financial Statements

                                SHELTER PROPERTIES V
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)








                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            52,538     $     2     $ 52,538   $ 52,540

Partners' deficit at
   December 31, 2001                      52,538     $  (335)    $ (5,976)  $ (6,311)

Distributions to partners                     --         (52)      (6,264)    (6,316)

Net income for the six months
   ended June 30, 2002                        --           7          709         716

Partners' deficit at June 30, 2002        52,538     $  (380)    $(11,531)  $(11,911)

            See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                              Six Months Ended
                                                                  June 30,
                                                              2002        2001
Cash flows from operating activities:
  Net income                                                 $   716     $   828
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Casualty gain                                             (376)       (121)
      Depreciation                                             1,610       1,474
      Amortization of discounts and loan costs                    42          50
      Loss on early extinguishment of debt                        --          74
      Change in accounts:
          Receivables and deposits                               319        (364)
          Other assets                                          (178)       (110)
          Accounts payable                                      (113)       (240)
          Tenant security deposit liabilities                     17          12
          Accrued property taxes                                 143         141
          Due to Corporate General Partner                        --         255
          Other liabilities                                      182        (142)
             Net cash provided by operating
                activities                                     2,362       1,857
Cash flows from investing activities:
  Property improvements and replacements                      (2,011)     (2,604)
  Net withdrawals from (deposits to) restricted escrows          397        (110)
  Settlement for defective property improvements                  --         153
  Insurance proceeds received                                    376         121
             Net cash used in investing activities            (1,238)     (2,440)
Cash flows from financing activities:
  Payments on mortgage notes payable                            (572)       (355)
  Loan costs paid                                                 (4)       (563)
  Proceeds from mortgage notes payable                            --      11,342
  Repayment of mortgage notes payable                             --      (7,050)
  Distributions to partners                                   (6,316)     (1,664)

             Net cash (used in) provided by financing
               activities                                     (6,892)      1,710

Net (decrease) increase in cash and cash equivalents          (5,768)      1,127

Cash and cash equivalents at beginning of period               6,401       2,544

Cash and cash equivalents at end of period                   $   633     $ 3,671
Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $ 1,645     $ 1,543
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
    payable                                                  $    72     $   343

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

            See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2001. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations have been restated to reflect the loss on early extinguishment of debt at Lake Johnson Mews Apartments and Millhopper Village Apartments in 2001 (see "Note E") in operations as interest expense rather than as an extraordinary item.

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

                                                      Six Months Ended
                                                          June 30,
                                                       (in thousands)
                                                       2002       2001

         Net cash provided by operating activities   $ 2,362    $ 1,857
         Payments on mortgage notes payable             (572)      (355)
         Property improvements and replacements       (2,011)    (2,604)
         Change in restricted escrows, net               397       (110)
         Changes in reserves for net operating
            liabilities                                 (370)       448
         Releases from reserves                          194        764

            Net cash from operations                   $ --       $ --

For the six months ended June 30, 2002 and 2001, the Corporate General Partner released previously reserved funds of approximately $194,000 and $764,000, respectively.

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

During the six months ended June 30, 2002 and 2001, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $372,000 and $363,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $390,000 and $436,000 for the six months ended June 30, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $192,000 and $240,000 for the six months ended June 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. These amounts are included in general and administrative expenses and investment properties.

For services provided in connection with the refinancing of four of the Partnership's investment properties between October 1999 and June 2001, the Corporate General Partner was paid approximately $283,000 during the six months ended June 30, 2001. These costs were capitalized and are included in other assets.

In accordance with the Partnership Agreement, the Corporate General Partner loaned the Partnership funds to cover reconstruction expense at Tar River Estates Apartments during the six months ended June 30, 2001. At June 30, 2001 the amount of the outstanding loans and accrued interest was approximately $255,000. Interest was accrued at the prime rate plus 2%. Interest expense was approximately $2,000 for the six months ended June 30, 2001. During the third quarter of 2001, this loan balance was repaid by the Partnership with a portion of the refinance proceeds received on the two properties that refinanced on June 28, 2001, as discussed in "Note E". There were no loans from the Corporate General Partner or associated interest expense during the six months ended June 30, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $165,000 and $217,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Events

In September 1999, Tar River Estates Apartments was damaged by severe flooding which affected certain areas of North Carolina. The property incurred damages of approximately $6,323,000 as a result of this flooding. During 2000 and 2001, insurance proceeds of approximately $5,316,000 were received to cover lost rents and damage to the property, resulting in a casualty gain of approximately $1,662,000 in 2000. In addition, the Partnership negotiated an agreement with the city of Greenville, North Carolina, whereby a portion of the land was condemned and sold to the city on October 17, 2001. Therefore, the apartment units previously located on this land were not reconstructed. The remaining damaged units have been completely reconstructed. As part of the reconstruction process, the Partnership capitalized the portion of the interest expense associated with the assets which were under construction during 2001. An additional gain of approximately $376,000 was recorded during the six months ended June 30, 2002 as a result of receiving additional insurance proceeds.

In July 1999, Woodland Village Apartments experienced a fire, which resulted in the destruction of eight apartment units. The property incurred damages of approximately $448,000 and estimated lost rents of approximately $36,000. Insurance proceeds of approximately $332,000 were received during 1999 to cover the damages and lost rents resulting in a casualty gain in 1999 of approximately $210,000. The repairs were completed and an additional gain of approximately $121,000 was recorded during the six months ended June 30, 2001 as a result of receiving additional insurance proceeds.

Note E - Refinancing and Loss on Early Extinguishment of Debt

On June 28, 2001, the Partnership refinanced the mortgage notes encumbering Lake Johnson Mews Apartments and Millhopper Village Apartments. The refinancings replaced indebtedness of approximately $4,350,000 at Lake Johnson Mews Apartments and $2,700,000 at Millhopper Village Apartments, with new mortgages in the amounts of $7,117,000 and $4,225,000, respectively. The new mortgages both carry a stated interest rate of 7.43% as compared to 7.33% on the previous loans. Payments of principal and interest on the new mortgage loans are due monthly until the loans mature on July 1, 2021, at which time they will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $38,000 at Lake Johnson Mews Apartments and approximately $36,000 at Millhopper Village Apartments due to the write-off of unamortized loan costs, which is included in interest expense. Total capitalized loan costs for the new mortgages were approximately $221,000 for Lake Johnson Mews Apartments and approximately $167,000 for Millhopper Village Apartments during the six months ended June 30, 2001.

For the six months ended June 30, 2002 and 2001, the Partnership incurred additional loan costs, which were capitalized, of approximately $4,000 and $175,000, respectively. These costs related to the December 2001 financing of Tar River and the 1999 and 2000 fourth quarter refinancings of The Lexington Green Apartments, Foxfire Apartments and Old Salem Apartments.

Note F - Distributions

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):


                              Six Months     Per Limited     Six Months   Per Limited
                                 Ended       Partnership       Ended      Partnership
                             June 30, 2002       Unit      June 30, 2001      Unit
Financing Proceeds (1)          $3,785          $ 72.05        $   --        $   --
Sale Proceeds (2)                2,479            47.18            --            --
Other (3)                           52               --            41            --
Operations                          --               --         1,623         30.59
   Total                        $6,316          $119.23        $1,664        $30.59

(1) From proceeds from the new financing obtained on Tar River Estates Apartments in December 2001.
(2) From remaining proceeds from the sale of a portion of land at Tar River Estates Apartments in October 2001.
(3) Distribution to the general partner of the majority owned sub-tier limited partnership in connection with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                           June 30,
                  Property                              2002     2001

                  Foxfire Apartments
                     Atlanta, Georgia                   92%       94%

                  Old Salem Apartments
                     Charlottesville, Virginia          96%       97%

                  Woodland Village Apartments
                     Columbia, South Carolina (2)       90%       94%

                  Lake Johnson Mews Apartments
                     Raleigh, North Carolina (3)        95%       92%

                  The Lexington Green Apartments
                     Sarasota, Florida                  95%       97%

                  Millhopper Village Apartments
                     Gainesville, Florida               96%       94%

                  Tar River Estates Apartments
                     Greenville, North Carolina (1)     85%       62%


(1) During September 1999, Tar River Estates Apartments was damaged by severe flooding which affected certain areas of North Carolina. The property incurred extensive damage as a result of the flooding causing portions of the property to be unavailable for occupancy since September 1999. The occupancy for the units not damaged at the property was 82% at June 30, 2001. The Partnership completed reconstruction of the 220 remaining units at the property by December 2001, therefore occupancy for the six months ended June 30, 2002 as shown above is for the 220 remaining units. The Partnership negotiated an agreement with the city of Greenville, North Carolina, whereby a portion of the land containing 182 units was condemned and sold to the city on October 17, 2001. Therefore, the 182 apartment units previously located on this land were not reconstructed.

(2) The Corporate General Partner attributes the decrease in occupancy at Woodland Village Apartments to an increase in home purchases in the Columbia area as a result of lower home mortgage interest rates.

(3) The Corporate General Partner attributes the increase in occupancy at Lake Johnson Mews Apartments to increased marketing efforts at the property along with pricing rents to be very competitive with other properties in the Raleigh area.

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2002 was approximately $183,000 and $716,000, respectively, as compared to net income of approximately $340,000 and $828,000 for the three and six months ended June 30, 2001, respectively. The decrease in net income for both the three and six months ended June 30, 2002 is due to an increase in total expenses partially offset by an increase in total revenues. Total expenses increased for both the three and six months ended June 30, 2002 due to increases in depreciation, interest and property tax expenses. The increase in total expenses for the three months ended June 30, 2002 is also due to a slight increase in operating expense, which remained relatively constant for the six months ended June 30, 2002. The increase in total expenses for both the three and six months ended June 30, 2002 was partially offset by a decrease in general and administrative expense. Depreciation expense increased at all of the Partnership's investment properties as a result of property improvements and replacements placed into service during the past twelve months. Interest expense increased at Woodland Village Apartments, Millhopper Village Apartments, Lake Johnson Mews Apartments and Tar River Estates Apartments as a result of an increase in their respective loan balances due to refinancings in 2001. In addition, interest expense increased for Tar River Estates Apartments as a result of a portion of interest costs being capitalized during 2001. The increase in interest expense was partially offset by the recognition of a loss on the early extinguishment of debt at Millhopper Village Apartments and Lake Johnson Mews Apartments in 2001 (as discussed below). The increase in property tax expense is primarily due to an increase in the assessed value at five of the Partnership's investment properties. The increase in operating expense for the three months ended June 30, 2002 is primarily due to an increase in maintenance expense at most of the Partnership's investment properties, partially offset by decreases in payroll-related expenses at most properties and utility expenses at Old Salem Apartments.

General and administrative expenses decreased primarily due to a decrease in appraisal fees. Included in general and administrative expense at both June 30, 2002 and 2001 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the three months ended June 30, 2002 is due to an increase in rental income. The increase in total revenues for the six months ended June 30, 2002 is primarily due to an increase in the recognition of casualty gains and, to a lesser extent, an increase in rental income. Other income remained relatively constant for the comparable periods. The casualty gain recognized during the six months ended June 30, 2002 is a result of a casualty at Tar River Estates Apartments (as discussed below). The casualty gain recognized during the six months ended June 30, 2001 is a result of a casualty at Woodland Village Apartments (as discussed below). Rental income increased primarily due to increases in occupancy and the average rental rate at three of the Partnership's investment properties with Tar River contributing the largest increase, partially offset by a decrease in occupancy and the average rental rate at four of the properties.

In September 1999, Tar River Estates Apartments was damaged by severe flooding which affected certain areas of North Carolina. The property incurred damages of approximately $6,323,000 as a result of this flooding. During 2000 and 2001, insurance proceeds of approximately $5,316,000 were received to cover lost rents and damage to the property, resulting in a casualty gain of approximately $1,662,000 in 2000. In addition, the Partnership negotiated an agreement with the city of Greenville, North Carolina, whereby a portion of the land was condemned and sold to the city on October 17, 2001. Therefore, the apartment units previously located on this land were not reconstructed. The remaining damaged units have been completely reconstructed. An additional gain of approximately $376,000 was recorded during the six months ended June 30, 2002 as a result of receiving additional insurance proceeds. As part of the reconstruction process, the Partnership capitalized the portion of the interest expense associated with the assets under reconstruction during 2001. For the six months ended June 30, 2001, approximately $95,000 of interest had been capitalized.

In July 1999, Woodland Village Apartments experienced a fire, which resulted in the destruction of eight apartment units. The property incurred damages of approximately $448,000 and estimated lost rents of approximately $36,000. Insurance proceeds of approximately $332,000 were received during 1999 to cover the damages and lost rents resulting in a casualty gain in 1999 of approximately $210,000. The repairs were completed and an additional gain of approximately $121,000 was recorded during the six months ended June 30, 2001 as a result of receiving additional insurance proceeds.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $633,000, compared to approximately $3,671,000 at June 30, 2001. The decrease in cash and cash equivalents of approximately $5,768,000 for the six months ended June 30, 2002, from the Partnership's calendar year end, is due to approximately $6,892,000 of cash used in financing activities and approximately $1,238,000 of cash used in investing activities, partially offset by approximately $2,362,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received for the casualty at Tar River Estates Apartments and net receipts from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of distributions to partners, and, to a lesser extent, payments of principal on the mortgages encumbering the Registrant's properties, and additional loan costs related to the new financing obtained on Tar River Estates Apartments in December 2001. The Registrant invests its working capital reserves in interest bearing accounts.

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

Millhopper Village Apartments: For 2002, the Partnership has budgeted approximately $51,000 for capital improvements, consisting primarily of floor covering replacement, appliances and office computers. The Partnership completed approximately $25,000 in capital expenditures at Millhopper Village Apartments for the six months ended June 30, 2002, consisting primarily of floor covering replacement. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Foxfire Apartments: For 2002, the Partnership has budgeted approximately $117,000 for capital improvements, consisting primarily of floor covering replacement. The Partnership completed approximately $198,000 in budgeted and non-budgeted capital expenditures at Foxfire Apartments for the six months ended June 30, 2002, consisting primarily of construction related to a fire which occurred in 2001, plumbing upgrades, and floor covering replacement. These improvements were funded from operations and insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lake Johnson Mews Apartments: For 2002, the Partnership has budgeted approximately $311,000 for capital improvements, consisting primarily of parking area improvements, electrical upgrades, structural improvements, and floor covering replacement. The Partnership completed approximately $140,000 in capital expenditures at Lake Johnson Mews Apartments for the six months ended June 30, 2002, consisting primarily of interior building improvements, structural upgrades, and floor covering replacement. These improvements were funded from replacement reserves and operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Woodland Village Apartments: For 2002, the Partnership has budgeted approximately $102,000 for capital improvements, consisting primarily of air conditioning unit upgrades, interior improvements and floor covering and appliance replacements. The Partnership completed approximately $71,000 in capital expenditures at Woodland Village Apartments for the six months ended June 30, 2002, consisting primarily of exterior painting, structural improvements, plumbing fixtures, and floor covering replacement. These improvements were funded from replacement reserves and operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Lexington Green Apartments: For 2002, the Partnership has budgeted approximately $221,000 for capital improvements, consisting primarily of structural improvements, plumbing upgrades, cabinet and air conditioning unit replacements and floor covering and appliance replacements. The Partnership completed approximately $122,000 in capital expenditures at The Lexington Green Apartments for the six months ended June 30, 2002, consisting primarily of construction related to storm damage which occurred in 2001, plumbing upgrades, and cabinet and floor covering replacements. These improvements were funded from operations and insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tar River Estates Apartments: For 2002, the Partnership has budgeted approximately $230,000 for capital improvements, consisting primarily of cabinet upgrades and appliance and floor covering replacements. The Partnership completed approximately $1,140,000 in budgeted and non-budgeted capital expenditures at Tar River Estates Apartments for the six months ended June 30, 2002, consisting primarily of swimming pool and clubhouse construction, cabinet upgrades, floor covering replacement, and office equipment. These improvements were funded from operations and insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Old Salem Apartments: For 2002, the Partnership has budgeted approximately $134,000 for capital improvements, consisting primarily of floor covering replacement. The Partnership completed approximately $100,000 in capital expenditures at Old Salem Apartments for the six months ended June 30, 2002, consisting primarily of swimming pool upgrades and floor covering replacement. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On June 28, 2001, the Partnership refinanced the mortgage notes encumbering Lake Johnson Mews Apartments and Millhopper Village Apartments. The refinancings replaced indebtedness of approximately $4,350,000 at Lake Johnson Mews Apartments and $2,700,000 at Millhopper Village Apartments, with new mortgages in the amounts of $7,117,000 and $4,225,000, respectively. The new mortgages both carry a stated interest rate of 7.43% as compared to 7.33% on the previous loans. Payments of principal and interest on the new mortgage loans are due monthly until the loans mature on July 1, 2021, at which time they will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $38,000 at Lake Johnson Mews Apartments and approximately $36,000 at Millhopper Village Apartments due to the write-off of unamortized loan costs, which is included in interest expense.

The remaining mortgage indebtedness of approximately $23,144,000 is amortized over varying periods with maturity dates ranging from November 1, 2019 to January 1, 2021, at which time the loans will be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):


                              Six Months     Per Limited     Six Months   Per Limited
                                 Ended       Partnership       Ended      Partnership
                             June 30, 2002       Unit      June 30, 2001      Unit
Financing Proceeds (1)          $3,785          $ 72.05        $   --        $   --
Sale Proceeds (2)                2,479            47.18            --            --
Other (3)                           52               --            41            --
Operations                          --               --         1,623         30.59
   Total                        $6,316          $119.23        $1,664        $30.59

(1) From proceeds from the new financing obtained on Tar River Estates Apartments in December 2001.
(2) From remaining proceeds from the sale of a portion of land at Tar River Estates Apartments in October 2001.
(3) Distribution to the general partner of the majority owned sub-tier limited partnership in connection with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,006 limited partnership units (the "Units") in the Partnership representing 70.44% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 70.44% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:


     3 Amended and Restated Certificate and Agreement of Limited Partnership (Exhibit A to the Prospectus included in Registrant's Amendment No. 1 to Registration Statement, filed June 8, 1982 (File No. 2-81308), is incorporated herein by reference).

     99   Certification of Chief Executive Officer and Chief Financial Officer

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                              SHELTER PROPERTIES V

                                 By:     Shelter Realty V Corporation
                                         Corporate General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Thomas C. Novosel
                                         Thomas C. Novosel
                                         Senior Vice President
                                         and Chief Accounting Officer

                                Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties V Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.