Form 10QSB
period 2002-09-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2002-11-14
CIK 712753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                $  1,203
   Receivables and deposits                                                      237
   Restricted escrows                                                            422
   Other assets                                                                1,533
   Investment properties:
      Land                                                   $  4,054
      Buildings and related personal property                  82,210
                                                               86,264
      Less accumulated depreciation                           (52,506)        33,758
                                                                            $ 37,153

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 111
   Tenant security deposit liabilities                                           295
   Accrued property taxes                                                        520
   Other liabilities                                                             936
   Mortgage notes payable                                                     47,013

Partners' Deficit
   General partners                                          $   (378)
   Limited partners (52,538 units
      issued and outstanding)                                 (11,344)       (11,722)
                                                                            $ 37,153

                See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                          Three Months Ended      Nine Months Ended
                                            September 30,           September 30,
                                           2002       2001        2002        2001
                                                   (Restated)              (Restated)
Revenues:
   Rental income                         $ 3,206     $ 3,315     $ 9,817     $ 9,868
   Other income                              356         238       1,065         951
   Casualty gain                              17          --         393         121
      Total revenues                       3,579       3,553      11,275      10,940

Expenses:
   Operating                               1,334       1,594       4,129       4,401
   General and administrative                129         147         391         425
   Depreciation                              785         725       2,395       2,199
   Interest                                  906         930       2,730       2,501
   Property taxes                            236         235         725         664
      Total expenses                       3,390       3,631      10,370      10,190

      Net income (loss)                   $ 189       $ (78)      $ 905       $ 750

Net income (loss) allocated to
   general partners (1%)                   $ 2        $ (1)        $ 9         $ 8
Net income (loss) allocated to
   limited partners (99%)                    187         (77)        896         742

                                          $ 189       $ (78)      $ 905       $ 750
Net income (loss) per limited
  partnership unit                        $ 3.56     $ (1.47)    $ 17.05     $ 14.12

Distributions per limited
   partnership unit                        $ --      $ 75.94     $119.23     $106.53

                See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES V
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            52,538     $     2     $ 52,538   $ 52,540

Partners' deficit at
   December 31, 2001                      52,538     $  (335)    $ (5,976)  $ (6,311)

Distributions to partners                     --         (52)      (6,264)    (6,316)

Net income for the nine months
   ended September 30, 2002                   --           9          896         905

Partners' deficit at
  September 30, 2002                      52,538     $  (378)    $(11,344)  $(11,722)

                See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              Nine Months Ended
                                                                September 30,
                                                                2002        2001
Cash flows from operating activities:
  Net income                                                 $   905     $   750
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Casualty gain                                             (393)       (121)
      Depreciation                                             2,395       2,199
      Amortization of discounts and loan costs                    63          81
      Loss on early extinguishment of debt                        --         112
      Change in accounts:
          Receivables and deposits                               291         371
          Other assets                                          (105)       (125)
          Accounts payable                                       (20)       (247)
          Tenant security deposit liabilities                     10           7
          Accrued property taxes                                 235         240
          Other liabilities                                      238         (39)
             Net cash provided by operating activities         3,619       3,228

Cash flows from investing activities:
  Property improvements and replacements                      (2,568)     (4,844)
  Net withdrawals from (deposits to) restricted escrows          397        (204)
  Settlement for defective property improvements                  --         153
  Insurance proceeds received                                    545         121
             Net cash used in investing activities            (1,626)     (4,774)

Cash flows from financing activities:
  Payments on mortgage notes payable                            (871)       (593)
  Loan costs paid                                                 (4)       (852)
  Proceeds from mortgage notes payable                            --      19,392
  Repayment of mortgage notes payable                             --     (12,000)
  Advance from Corporate General Partner                          --         253
  Repayment of advance from Corporate General Partner             --        (253)
  Distributions to partners                                   (6,316)     (5,654)
             Net cash (used in) provided by financing
               activities                                     (7,191)        293

Net decrease in cash and cash equivalents                     (5,198)     (1,253)

Cash and cash equivalents at beginning of period               6,401       2,544

Cash and cash equivalents at end of period                   $ 1,203     $ 1,291

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $ 2,530     $ 2,311

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

                See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES V
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations have been restated to reflect the loss on early extinguishment of debt at Woodland Village Apartments, Lake Johnson Mews Apartments, and Millhopper Village Apartments in 2001 (see "Note E") in operations as interest expense.

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

                                                      Nine Months Ended
                                                        September 30,
                                                       (in thousands)
                                                       2002       2001

         Net cash provided by operating activities   $ 3,619    $ 3,228
         Payments on mortgage notes payable             (871)      (593)
         Property improvements and replacements       (2,568)    (4,844)
         Change in restricted escrows, net               397       (204)
         Changes in reserves for net operating
            liabilities                                 (649)      (207)
         Releases from reserves                           72      3,531

            Net cash from operations                   $ --      $ 911

For the nine months ended  September 30, 2002 and 2001,  the  Corporate  General
Partner  released  previously  reserved  funds  of  approximately   $72,000  and
$3,531,000, respectively.

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

During the nine months ended September 30, 2002 and 2001, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $555,000 and $545,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $508,000 and $1,484,000 for the nine months ended September 30, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $212,000 and $1,182,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. These amounts are included in general and administrative expenses and investment properties.

For services provided in connection with the refinancing of five of the Partnership's investment properties between October 1999 and September 2001, the Corporate General Partner was paid approximately $364,000 during the nine months ended September 30, 2001. These costs were capitalized and are included in other assets.

In accordance with the Partnership Agreement, the Corporate General Partner loaned the Partnership funds to cover reconstruction expense at Tar River Estates Apartments during the nine months ended September 30, 2001 in the amount of $253,000. Interest was accrued at the prime rate plus 2%. Interest expense was approximately $3,000 for the nine months ended September 30, 2001. During the nine months ended September 30, 2001, this loan balance was repaid by the Partnership with a portion of the refinance proceeds received on the two properties that refinanced on June 28, 2001, as discussed in "Note E". There were no loans from the Corporate General Partner or associated interest expense during the nine months ended September 30, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $165,000 and $217,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Events

In June 2002, Foxfire Apartments experienced a fire, causing damage to twelve units. The property incurred damages of approximately $515,000 as a result of the fire. During the three months ended September 30, 2002, the Partnership received insurance proceeds of approximately $100,000 as an advance payment on the insurance claim to cover emergency repairs.

In September 2001, Lexington Green Apartments was damaged by a tropical storm. There was extensive damage to two units in addition to 36 units with minor damage. The property incurred damages of approximately $69,000 as a result of the storm. During the fourth quarter of 2001, insurance proceeds of approximately $52,000 were received to cover the damage to the property, which were held on deposit with the mortgage lender. After writing off the undepreciated costs of the damaged units, the Partnership recognized a casualty gain of approximately $33,000 during the year ended December 31, 2001. During the nine months ended September 30, 2002, insurance proceeds of approximately $69,000 were received by the Partnership, which included the proceeds held on deposit with the mortgage lender. The additional insurance proceeds received resulted in an additional casualty gain of approximately $17,000 for the nine months ended September 30, 2002.

In August 2001, there was a fire at Foxfire Apartments which damaged ten units. The property incurred damages of approximately $259,000 and lost rents of approximately $22,000 as a result of the fire. During the fourth quarter of 2001, insurance proceeds of approximately $22,000 were received to cover lost rents and approximately $202,000 to cover damage to the property. After writing off the undepreciated cost of the damaged units, the Partnership recognized a casualty gain of approximately $102,000 during the fourth quarter of 2001.

In September 1999, Tar River Estates Apartments was damaged by severe flooding which affected certain areas of North Carolina. The property incurred damages of approximately $6,323,000 as a result of this flooding. During 2000 and 2001, insurance proceeds of approximately $5,316,000 were received to cover lost rents and damage to the property, resulting in a casualty gain of approximately $1,662,000 in 2000. In addition, the Partnership negotiated an agreement with the city of Greenville, North Carolina, whereby a portion of the land was condemned and sold to the city on October 17, 2001. Therefore, the apartment units previously located on this land were not reconstructed. The remaining damaged units have been completely reconstructed. As part of the reconstruction process, the Partnership capitalized the portion of the interest expense associated with the assets which were under construction during 2001. An additional gain of approximately $376,000 was recorded during the nine months ended September 30, 2002 as a result of receiving additional insurance proceeds.

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

Note E - Refinancing and Loss on Early Extinguishment of Debt

On August 31, 2001, the Partnership refinanced the mortgage note at Woodland Village Apartments. Gross proceeds from the refinancing were $8,050,000 of which approximately $4,950,000 was used to repay the existing mortgage note. The new note requires monthly principal and interest payments at a fixed rate of 7.11% and matures September 1, 2021 at which time the loan will be fully amortized. The old debt carried a fixed interest rate of 7.33%. The Partnership recognized a loss on the early extinguishment of debt of approximately $38,000, due to the write off of unamortized loan costs, which is included in interest expense. Total capitalized loan costs for the new mortgage were approximately $267,000 at September 30, 2001.

On June 28, 2001, the Partnership refinanced the mortgage notes encumbering Lake Johnson Mews Apartments and Millhopper Village Apartments. The refinancings replaced indebtedness of approximately $4,350,000 at Lake Johnson Mews Apartments and $2,700,000 at Millhopper Village Apartments, with new mortgages in the amounts of $7,117,000 and $4,225,000, respectively. The new mortgages both carry a stated interest rate of 7.43% as compared to 7.33% on the previous loans. Payments of principal and interest on the new mortgage loans are due monthly until the loans mature on July 1, 2021, at which time they will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $38,000 at Lake Johnson Mews Apartments and approximately $36,000 at Millhopper Village Apartments due to the write-off of unamortized loan costs, which is included in interest expense. Total capitalized loan costs for the new mortgages were approximately $225,000 for Lake Johnson Mews Apartments and approximately $171,000 for Millhopper Village Apartments during the nine months ended September 30, 2001.

For the nine months ended September 30, 2002 and 2001, the Partnership incurred additional loan costs, which were capitalized, of approximately $4,000 and $189,000, respectively. These costs related to the December 2001 financing of Tar River and the 1999 and 2000 fourth quarter refinancings of The Lexington Green Apartments, Foxfire Apartments and Old Salem Apartments.

Note F - Distributions

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                              Nine Months        Per        Nine Months       Per
                                 Ended         Limited         Ended        Limited
                             September 30,   Partnership   September 30,  Partnership
                                 2002            Unit           2001          Unit

Financing Proceeds (1)          $3,785          $ 72.05        $   --        $    --
Sale Proceeds (2)                2,479            47.18            --             --
Refinancing proceeds (3)            --               --         3,990          75.94
Other (4)                           52               --            41             --
Operations                          --               --         1,623          30.59
   Total                        $6,316          $119.23        $5,654        $106.53

(1) From proceeds from the new financing obtained on Tar River Estates Apartments in December 2001.
(2) From remaining proceeds from the sale of a portion of land at Tar River Estates Apartments in October 2001.
(3) From proceeds from the refinancings of Lake Johnson Mews Apartments and Millhopper Apartments in June 2001, and Woodland Village Apartments in August 2001.
(4) Distribution to the general partner of the majority owned sub-tier limited partnership in connection with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                        September 30,
Property                               2002      2001

Foxfire Apartments
   Atlanta, Georgia (2)                 90%      94%

Old Salem Apartments
   Charlottesville, Virginia            97%      97%

Woodland Village Apartments
   Columbia, South Carolina (4)         90%      94%

Lake Johnson Mews Apartments
   Raleigh, North Carolina (3)          95%      92%

The Lexington Green Apartments
   Sarasota, Florida                    96%      96%

Millhopper Village Apartments
   Gainesville, Florida                 96%      94%

Tar River Estates Apartments
   Greenville, North Carolina (1)       86%      66%


(1) During September 1999, Tar River Estates Apartments was damaged by severe flooding which affected certain areas of North Carolina. The property incurred extensive damage as a result of the flooding causing portions of the property to be unavailable for occupancy since September 1999. The Partnership negotiated an agreement with the city of Greenville, North Carolina, whereby a portion of the land containing 182 units was condemned and sold to the city on October 17, 2001. Therefore, the 182 apartment units previously located on this land were not reconstructed. The Partnership completed reconstruction of the 220 remaining units at the property by December 2001, therefore occupancy for the nine months ended September 30, 2002 as shown above is for the 220 remaining units.

(2) The Corporate General Partner attributes the decrease in occupancy at Foxfire Apartments to an increase in home purchases in the Atlanta area as a result of lower home mortgage interest rates and to the June 2002 casualty (as discussed in "Results of Operations").

(3) The Corporate General Partner attributes the increase in occupancy at Lake Johnson Mews Apartments to increased marketing efforts at the property along with pricing rents to be very competitive with other properties in the Raleigh area.

(4) The Corporate General Partner attributes the decrease in occupancy at Woodland Village Apartments to an increase in home purchases in the Columbia area as a result of lower home mortgage interest rates.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2002 was approximately $189,000 and $905,000, respectively, as compared to a net loss of approximately $78,000 for the three months ended September 30, 2001 and net income of approximately $750,000 for the nine months ended September 30, 2001. The increase in net income for the three months ended September 30, 2002 is due to a decrease in total expenses and an increase in total revenues. The increase in net income for the nine months ended September 30, 2002 is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in total revenues for both the three and nine months ended September 30, 2002 is due to an increase in other income and an increase in the recognition of casualty gains, partially offset by a decrease in rental income. Other income increased primarily due to increases in utility reimbursements and lease cancellation fees, partially offset by a decrease in interest income, as a result of lower cash balances in interest bearing accounts. The casualty gain recognized during the nine months ended September 30, 2002 is a result of the casualties at Tar River Estates Apartments and The Lexington Green Apartments (as discussed below). The casualty gain recognized during the nine months ended September 30, 2001 is a result of the casualty at Woodland Village Apartments (as discussed below). Rental income decreased primarily due to decreases in occupancy at two of the Partnership's investment properties and a decrease in the average rental rate at five of the Partnership's investment properties, and increases in bad debt expense and concessions, partially offset by an increase in occupancy at three of the investment properties and an increase in the average rental rate at two of the investment properties.

Total expenses decreased for the three months ended September 30, 2002 due to decreases in operating, general and administrative, and interest expenses, partially offset by an increase in depreciation expense. Total expenses increased for the nine months ended September 30, 2002 due to increases in depreciation, interest and property tax expenses, partially offset by decreases in operating and general and administrative expenses. Operating expenses decreased for both periods primarily due to decreases in maintenance and payroll related expenses, and insurance expense as a result of a decrease at Tar River due to decreased units, and a decrease in utility expenses at Old Salem Apartments. The decrease in operating expenses was partially offset by an increase in advertising expense at most of the properties. Interest expense decreased for the three months ended September 30, 2002 due to the recognition of a loss on the early extinguishment of debt at Woodland Village Apartments in 2001 (as discussed in "Liquidity and Capital Resources"), and scheduled principal payments made on the mortgages encumbering the Partnership's properties, which reduced the carrying balance of the loans. Interest expense increased for the nine months ended September 30, 2002 at Woodland Village Apartments, Millhopper Village Apartments, Lake Johnson Mews Apartments and Tar River Estates Apartments as a result of an increase in their respective loan balances due to refinancings in 2001. In addition, interest expense increased for Tar River Estates Apartments as a result of a portion of interest costs being capitalized during 2001. The increase in interest expense was partially offset by the recognition of a loss on the early extinguishment of debt at Woodland Village Apartments, Millhopper Village Apartments, and Lake Johnson
Mews Apartments in 2001 (as discussed below). The increase in property tax expense for the nine months ended September 30, 2002 is primarily due to an increase in the assessed value at five of the Partnership's investment properties. Property tax expense remained relatively constant for the three months ended September 30, 2002. Depreciation expense increased at all of the Partnership's investment properties as a result of property improvements and replacements placed into service during the past twelve months.

General and administrative expenses decreased for both periods primarily due to a decrease in appraisal fees. Included in general and administrative expense at both September 30, 2002 and 2001 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In June 2002, Foxfire Apartments experienced a fire, causing damage to twelve units. The property incurred damages of approximately $515,000 as a result of the fire. During the three months ended September 30, 2002, the Partnership received insurance proceeds of approximately $100,000 as an advance payment on the insurance claim to cover emergency repairs.

In September 2001, Lexington Green Apartments was damaged by a tropical storm. There was extensive damage to two units in addition to 36 units with minor damage. The property incurred damages of approximately $69,000 as a result of the storm. During the fourth quarter of 2001, insurance proceeds of approximately $52,000 were received to cover the damage to the property, which were held on deposit with the mortgage lender. After writing off the undepreciated costs of the damaged units, the Partnership recognized a casualty gain of approximately $33,000 during the year ended December 31, 2001. During the nine months ended September 30, 2002, insurance proceeds of approximately $69,000 were received by the Partnership, which included the proceeds held on deposit with the mortgage lender. The additional insurance proceeds received resulted in an additional casualty gain of approximately $17,000 for the nine months ended September 30, 2002.

In August 2001, there was a fire at Foxfire Apartments which damaged ten units. The property incurred damages of approximately $259,000 and lost rents of approximately $22,000 as a result of the fire. During the fourth quarter of 2001, insurance proceeds of approximately $22,000 were received to cover lost rents and approximately $202,000 to cover damage to the property. After writing off the undepreciated cost of the damaged units, the Partnership recognized a casualty gain of approximately $102,000 during the fourth quarter of 2001.

In September 1999, Tar River Estates Apartments was damaged by severe flooding which affected certain areas of North Carolina. The property incurred damages of approximately $6,323,000 as a result of this flooding. During 2000 and 2001, insurance proceeds of approximately $5,316,000 were received to cover lost rents and damage to the property, resulting in a casualty gain of approximately $1,662,000 in 2000. In addition, the Partnership negotiated an agreement with the city of Greenville, North Carolina, whereby a portion of the land was condemned and sold to the city on October 17, 2001. Therefore, the apartment units previously located on this land were not reconstructed. The remaining damaged units have been completely reconstructed. An additional gain of approximately $376,000 was recorded during the nine months ended September 30, 2002 as a result of receiving additional insurance proceeds. As part of the reconstruction process, the Partnership capitalized the portion of the interest expense associated with the assets under reconstruction during 2001. For the nine months ended September 30, 2001, approximately $95,000 of interest had been capitalized.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $1,203,000, compared to approximately $1,291,000 at September 30, 2001. The decrease in cash and cash equivalents of approximately $5,198,000 for the nine months ended September 30, 2002, from the Partnership's fiscal year end, is due to approximately $7,191,000 of cash used in financing activities and approximately $1,626,000 of cash used in investing activities, partially offset by approximately $3,619,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received for the casualties at Tar River Estates Apartments, Foxfire Apartments, and Lexington Green Apartments, and net receipts from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of distributions to partners, and, to a lesser extent, payments of principal on the mortgages encumbering the Registrant's properties, and additional loan costs related to the new financing obtained on Tar River Estates Apartments in December 2001. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Millhopper Village Apartments: For 2002, the Partnership has budgeted approximately $59,000 for capital improvements, consisting primarily of floor covering replacement, appliances and office computers. The Partnership completed approximately $37,000 in capital expenditures at Millhopper Village Apartments for the nine months ended September 30, 2002, consisting primarily of floor covering replacement. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Foxfire Apartments: For 2002, the Partnership has budgeted approximately $225,000 for capital improvements, consisting primarily of floor covering replacement. The Partnership completed approximately $232,000 in budgeted and non-budgeted capital expenditures at Foxfire Apartments for the nine months ended September 30, 2002, consisting primarily of construction related to fires which occurred in 2001 and 2000, plumbing upgrades, countertops, and floor covering and appliance replacement. These improvements were funded from operations and insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lake Johnson Mews Apartments: For 2002, the Partnership has budgeted approximately $328,000 for capital improvements, consisting primarily of parking area improvements, electrical upgrades, structural improvements, and floor covering replacement. The Partnership completed approximately $180,000 in capital expenditures at Lake Johnson Mews Apartments for the nine months ended September 30, 2002, consisting primarily of interior building improvements, structural upgrades, and floor covering replacement. These improvements were funded from replacement reserves and operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Woodland Village Apartments: For 2002, the Partnership has budgeted approximately $112,000 for capital improvements, consisting primarily of air conditioning unit upgrades, interior improvements and floor covering and appliance replacements. The Partnership completed approximately $118,000 in budgeted and non-budgeted capital expenditures at Woodland Village Apartments for the nine months ended September 30, 2002, consisting primarily of exterior painting, structural improvements, plumbing upgrades, and floor covering replacement. These improvements were funded from replacement reserves and operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Lexington Green Apartments: For 2002, the Partnership has budgeted approximately $232,000 for capital improvements, consisting primarily of structural improvements, plumbing upgrades, cabinet and air conditioning unit replacements and floor covering and appliance replacements. The Partnership completed approximately $174,000 in capital expenditures at The Lexington Green Apartments for the nine months ended September 30, 2002, consisting primarily of construction related to storm damage which occurred in 2001, plumbing upgrades, fire safety upgrades, and cabinet and floor covering replacements. These improvements were funded from operations and insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tar River Estates Apartments: For 2002, the Partnership has budgeted approximately $259,000 for capital improvements, consisting primarily of cabinet upgrades and appliance and floor covering replacements. The Partnership completed approximately $1,394,000 in budgeted and non-budgeted capital expenditures at Tar River Estates Apartments for the nine months ended September 30, 2002, consisting primarily of swimming pool and clubhouse construction, roof replacement, cabinet upgrades, floor covering replacement, and electrical upgrades. These improvements were funded from operations and insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Old Salem Apartments: For 2002, the Partnership has budgeted approximately $152,000 for capital improvements, consisting primarily of floor covering replacement. The Partnership completed approximately $146,000 in capital expenditures at Old Salem Apartments for the nine months ended September 30, 2002, consisting primarily of swimming pool upgrades, structural improvements, and cabinet and floor covering replacement. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On December 28, 2001, the Partnership obtained new financing on Tar River Estates Apartments. Gross proceeds from the new financing were approximately $5,200,000. The new note requires monthly principal and interest payments at a fixed rate of 7.23% and matures January 1, 2022, at which time it will be fully amortized. The old debt of approximately $4,342,000 carried a fixed interest rate of 7.60% and was repaid with proceeds from the condemnation and sale of a portion of land to the city of Greenville, North Carolina (as discussed above).

On August 31, 2001, the Partnership refinanced the mortgage note at Woodland Village Apartments. Gross proceeds from the refinancing were $8,050,000 of which approximately $4,950,000 was used to repay the existing mortgage note. The new note requires monthly principal and interest payments at a fixed rate of 7.11% and matures September 1, 2021 at which time the loan will be fully amortized. The old debt carried a fixed interest rate of 7.33%. The Partnership recognized a loss on the early extinguishment of debt of approximately $38,000, due to the write off of unamortized loan costs, which is included in interest expense.

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

The remaining mortgage indebtedness of approximately $22,991,000 is amortized over varying periods with maturity dates ranging from November 1, 2019 to January 1, 2021, at which time the loans will be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                              Nine Months        Per        Nine Months       Per
                                 Ended         Limited         Ended        Limited
                             September 30,   Partnership   September 30,  Partnership
                                 2002            Unit           2001          Unit

Financing Proceeds (1)          $3,785          $ 72.05        $   --        $    --
Sale Proceeds (2)                2,479            47.18            --             --
Refinancing proceeds (3)            --               --         3,990          75.94
Other (4)                           52               --            41             --
Operations                          --               --         1,623          30.59
   Total                        $6,316          $119.23        $5,654        $106.53

(1) From proceeds from the new financing obtained on Tar River Estates Apartments in December 2001.
(2) From remaining proceeds from the sale of a portion of land at Tar River Estates Apartments in October 2001.
(3) From proceeds from the refinancings of Lake Johnson Mews Apartments and Millhopper Apartments in June 2001, and Woodland Village Apartments in August 2001.
(4) Distribution to the general partner of the majority owned sub-tier limited partnership in connection with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,457 limited partnership units (the "Units") in the Partnership representing 71.30% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 71.30% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  99 Certification of Chief Executive Officer and Chief Financial Officer

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                                 SHELTER PROPERTIES V

                                 By:     Shelter Realty V Corporation
                                         Corporate General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Thomas C. Novosel
                                         Thomas C. Novosel
                                         Senior Vice President
                                         and Chief Accounting Officer

                                 Date: November 14, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Shelter Properties V;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive Vice President of Shelter Realty V
                                    Corporation,   equivalent   of   the   chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Shelter Properties V;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of Shelter Realty V Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties V Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    _________________
                              Name: Patrick J. Foye
                             Date: November 13, 2002


                                    __________________
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.