Form 10KSB
period 2002-12-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2003-03-31
CIK 712753

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934

                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $15,127,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" included in this Form 10-KSB.

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

(2) On October 17, 2001, the Partnership sold a portion of the land from Tar River Estates Apartments to the city of Greenville, North Carolina, for net proceeds of approximately $6,176,000 after a reduction for FEMA funds previously received. The land had previously held 182 units prior to being destroyed as a result of severe flooding during 1999. The Partnership realized a gain of approximately $5,968,000 as a result of the sale. The Partnership used approximately $4,342,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $89,000 as a result of the write-off of unamortized loan costs and mortgage discounts, which is included in interest expense.

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                         Gross
                       Carrying   Accumulated   Depreciable    Method of     Federal
Property                 Value   Depreciation      Life      Depreciation   Tax Basis
                           (in thousands)                                 (in thousands)

Foxfire Apartments      $11,730     $ 7,640      5-30 yrs         S/L        $1,443
Old Salem
  Apartments             18,197      12,162      5-30 yrs         S/L         2,977
Woodland Village
   Apartments            13,940       8,770      5-30 yrs         S/L         2,191
Lake Johnson Mews
   Apartments             9,171       5,901      5-30 yrs         S/L         1,518
The Lexington Green
   Apartments            11,254       6,505      5-34 yrs         S/L         2,445
Millhopper Village
   Apartments             6,181       4,211      5-30 yrs         S/L           835
Tar River Estates
   Apartments            16,113       7,932      5-30 yrs         S/L         2,406
                        $86,586     $53,121                                 $13,815

See "Note A - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                           Principal                                          Principal
                           Balance At     Stated                               Balance
                          December 31,   Interest    Period     Maturity        Due At
       Property               2002         Rate     Amortized   Date(2)      Maturity(2)
                         (in thousands)                                     (in thousands)

Foxfire Apartments
  1st mortgage             $ 6,677         7.79%       (1)      11/01/19     $    --

Old Salem Apartments
  1st mortgage               9,460         8.02%       (1)      12/01/19          --

Woodland Village
  Apartments
  1st mortgage               7,812         7.11%       (1)      09/01/21          --

Lake Johnson Mews
  Apartments
  1st mortgage               6,885         7.43%       (1)      07/01/21          --

The Lexington Green
  Apartments
  1st mortgage               6,697         7.22%       (1)      01/01/21          --

Millhopper Village
  Apartments
   1st mortgage              4,087         7.43%       (1)      07/01/21          --

Tar River Estates
  Apartments
   1st mortgage              5,090         7.23%       (1)      01/01/22          --

Total                      $46,708                                          $     --

(1)   The principal balance is being amortized over 240 months.

(2) See "Note C - Mortgage Notes Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

On December 28, 2001, the Partnership obtained new financing on Tar River Estates Apartments. Gross proceeds from the new financing were approximately $5,200,000. The new note requires monthly principal and interest payments at a fixed rate of 7.23% and matures January 1, 2022, at which time it will be fully amortized. The old debt of approximately $4,342,000 carried a fixed interest rate of 7.60% and was repaid with proceeds from the condemnation and sale of a portion of the land to the city of Greenville, North Carolina, as discussed above. Total capitalized loan costs for the new mortgage were approximately $146,000, which includes approximately $4,000 in loan costs capitalized during the year ended December 31, 2002.

On August 31, 2001, the Partnership refinanced the mortgage note at Woodland Village Apartments. Gross proceeds from the refinancing were $8,050,000 of which approximately $4,950,000 was used to repay the existing mortgage note. The new note requires monthly principal and interest payments at a fixed rate of 7.11% and matures September 1, 2021, at which time the loan will be fully amortized. The old debt carried a fixed interest rate of 7.33%. The Partnership recognized a loss on the early extinguishment of debt of approximately $38,000, which is included in interest expense, due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $279,000 during the year ended December 31, 2001.

On June 28, 2001, the Partnership refinanced the mortgage notes encumbering Lake Johnson Mews Apartments and Millhopper Village Apartments. The refinancings replaced indebtedness of approximately $4,350,000 at Lake Johnson Mews Apartments and $2,700,000 at Millhopper Village Apartments with new mortgages in the amounts of $7,117,000 and $4,225,000, respectively. The new mortgages both carry a stated interest rate of 7.43% as compared to 7.33% on the previous loans. Payments of principal and interest on the new mortgage loans are due monthly until the loans mature on July 1, 2021, at which time they will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $38,000 at Lake Johnson Mews Apartments and approximately $36,000 at Millhopper Village Apartments, which are both included in interest expense, due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgages were approximately $232,000 for Lake Johnson Mews Apartments and approximately $171,000 for Millhopper Village Apartments during the year ended December 31, 2001.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for the years ended December 31, 2002 and 2001 are as follows:


                                          Average Annual            Average Annual
                                           Rental Rates               Occupancy
                                            (per unit)
Property                                2002          2001         2002        2001
Foxfire Apartments (2)                 $8,561        $8,837         87%        93%
Old Salem Apartments                    8,262         8,065         96%        97%
Woodland Village Apartments (3)         8,104         8,293         90%        94%
Lake Johnson Mews Apartments            8,434         9,158         93%        92%
The Lexington Green Apartments          8,370         8,413         96%        96%
Millhopper Village  Apartments          8,619         9,136         96%        94%
Tar River Estates Apartments (1)        7,402         7,700         89%        71%

(1) During September 1999, Tar River Estates Apartments was damaged by severe flooding which affected certain areas of North Carolina. The property incurred extensive damage as a result of the flooding causing portions of the property to be unavailable for occupancy since September 1999. The Partnership negotiated an agreement with the city of Greenville, North Carolina, whereby a portion of the land containing 182 units was condemned and sold to the city on October 17, 2001. Therefore, the 182 apartment units previously located on this land were not reconstructed. The Partnership completed reconstruction of the 220 remaining units at the property by December 31, 2001, therefore occupancy for the year ended December 31, 2002 as shown above is for the 220 remaining units.

(2) The Corporate General Partner attributes the decrease in occupancy at Foxfire Apartments to an increase in home purchases in the Atlanta area as a result of lower home mortgage interest rates and to the June 2002 casualty (as discussed in "Item 6. Management's Discussion Analysis or Plan of Operation").

(3) The Corporate General Partner attributes the decrease in occupancy at Woodland Village Apartments to an increase in competition and an increase in home purchases in the Columbia area as a result of lower home mortgage interest rates.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. As of December 31, 2002, no residential tenant leases 10% or more of the available rental space. All of the properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2002 for each property were as follows:

                                           2002              2002
                                         Billings            Rates
                                 (in thousands)

Foxfire Apartments                        $160                3.78%
Old Salem Apartments                       110                0.76%
Woodland Village Apartments                220               34.48%
Lake Johnson Mews Apartments*               89                0.99%
The Lexington Green Apartments             249                2.47%
Millhopper Village Apartments               86                2.59%
Tar River Estates Apartments                84                1.53%

*This property has a fiscal year different than the real estate tax year; therefore, tax expense as stated in the Partnership's Consolidated Statement of Operations does not agree to the 2002 billings.

Capital Improvements:

Millhopper Village Apartments: The Partnership completed approximately $39,000 in capital expenditures at Millhopper Village Apartments during the year ended December 31, 2002, consisting primarily of floor covering replacement. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $41,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Foxfire Apartments: The Partnership completed approximately $519,000 in capital expenditures at Foxfire Apartments during the year ended December 31, 2002, consisting primarily of parking area resurfacing, plumbing and electrical upgrades, counter tops, floor covering and appliance replacements, and construction related to fires which occurred in 2002 and 2001, as discussed in "Note G - Casualty Events" to the consolidated financial statements included in "Item 7. Financial Statements". These improvements were funded from insurance proceeds and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $80,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lake Johnson Mews Apartments: The Partnership completed approximately $205,000 in capital expenditures at Lake Johnson Mews Apartments during the year ended December 31, 2002, consisting primarily of structural improvements, interior and exterior building improvements, and floor covering replacement. These improvements were funded from replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $60,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Woodland Village Apartments: The Partnership completed approximately $155,000 in capital expenditures at Woodland Village Apartments during the year ended December 31, 2002, consisting primarily of structural upgrades, exterior painting, and floor covering replacement. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $92,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Lexington Green Apartments: The Partnership completed approximately $301,000 in capital expenditures at Lexington Green Apartments during the year ended December 31, 2002, consisting primarily of structural upgrades, fire safety upgrades, floor covering and appliance replacements, cabinet upgrades, and construction related to the repair of the units damaged during a storm, as discussed in "Note G - Casualty Events" to the consolidated financial statements included in "Item 7. Financial Statements". These improvements were funded primarily from operations, replacement reserves and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $80,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tar River Estates Apartments: The Partnership completed approximately $1,483,000 in capital expenditures at Tar River Estates Apartments during the year ended December 31, 2002, consisting primarily of swimming pool and clubhouse construction, roof replacement, parking area resurfacing, cabinet upgrades, and floor covering replacement. These improvements were funded from replacement reserves, operations, and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $66,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Old Salem Apartments: The Partnership completed approximately $187,000 in capital expenditures at Old Salem Apartments during the year ended December 31, 2002, consisting primarily of swimming pool upgrades, cabinet upgrades and floor covering replacement. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately
$109,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 52,538 limited partnership units aggregating $52,538,000, inclusive of 100 units which were purchased by the Corporate General Partner. The Partnership had 1,681 holders of record owning an aggregate of 52,538 Units at December 31, 2002. Affiliates of the Corporate General Partner owned 37,480 units or 71.34% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2002 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                       Distributions
                                                                  Per Limited
                                              Aggregate         Partnership Unit
          01/01/01 - 12/31/01               $9,520,000 (1)           $179.87
          01/01/02 - 12/31/02                6,731,000 (2)            127.13

(1) Consists of $1,623,000 of cash from operations, $6,302,000 of refinancing proceeds from Lake Johnson Mews Apartments, Millhopper Village Apartments and Woodland Village Apartments, $1,541,000 of proceeds from the sale of a portion of the land at Tar River Estates Apartments, and $54,000 to the general partner of the majority-owned sub-tier limited partnership.

(2) Consists of $4,200,000 of proceeds from the new financing obtained on Tar River Estates Apartments, $2,479,000 of remaining proceeds from the sale of a portion of land at Tar River Estates Apartments, and $52,000 to the general partner of the majority owned sub-tier limited partnership.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, property refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2003 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,480 limited partnership units in the Partnership representing 71.34% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 71.34% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2002 was approximately $1,343,000 as compared to net income of approximately $7,100,000 for the year ended December 31, 2001. The decrease in net income is due to a decrease in total revenues. Total revenues decreased primarily due to a gain on sale of a portion of the land at Tar River Estates Apartments in October 2001 and decreases in both rental and other income, which were partially offset by an increase in the recognition of casualty gains. On October 17, 2001, the Partnership sold a portion of land from Tar River Estates Apartments to the city of Greenville, North Carolina, for net proceeds of approximately $6,176,000 after a reduction for FEMA funds previously received. The Partnership realized a gain of approximately $5,968,000 as a result of the sale. The Partnership used approximately $4,342,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $89,000 as a result of the write-off of unamortized loan costs and mortgage discounts, which is reflected in interest expense in the consolidated statements of operations.

Rental income decreased primarily due to the decreases in occupancy at three of the Partnership's investment properties, a decrease in the average rental rate at six of the Partnership's investment properties, and an increase in bad debt expense, partially offset by the increase in occupancy at three of the investment properties, an increase in the average rental rate at Old Salem Apartments, and reduced concessions at six properties. Other income decreased primarily due to a decrease in interest income, as a result of lower cash balances in interest bearing accounts, partially offset by increases in utility reimbursements at five properties and lease cancellation fees at four properties. The casualty gain recognized in 2002 is a result of casualties which occurred at Tar River Estates Apartments, Lexington Green Apartments, and Foxfire Apartments (as discussed below). The casualty gain recognized in 2001 is a result of the casualties at Woodland Village Apartments, Foxfire Apartments and Lexington Green Apartments (as discussed below).

Total expenses remained relatively constant for the comparable periods as increases in depreciation, interest and property tax expenses were partially offset by decreases in both operating and general and administrative expenses. Interest expense increased at Woodland Village Apartments, Millhopper Village Apartments, Lake Johnson Mews Apartments and Tar River Estates Apartments as a result of an increase in their respective loan balances due to refinancings in 2001. In addition, interest expense increased for Tar River Estates Apartments as a result of a portion of interest costs being capitalized during 2001. The increase in interest expense was partially offset by scheduled principal payments made on the mortgages encumbering the Partnership's properties, which reduced the carrying balance of the loans and the recognition of a loss on the early extinguishment of debt at Woodland Village Apartments, Millhopper Apartments, Tar River Estates Apartments, and Lake Johnson Mews Apartments in 2001 (as discussed below). In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria apply to the Partnership. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2001 has been restated to reflect the loss on early extinguishment of debt at Woodland Village Apartments, Millhopper Apartments, Lake Johnson Mews Apartments, and Tar River Estates Apartments as interest expense. The increase in property tax expense is primarily due to an increase in the assessed values at three properties and an increase in the tax rate at four of the Partnership's investment properties. Depreciation expense increased at all of the
Partnership's investment properties as a result of property improvements and replacements placed into service during the past twelve months. Operating expenses decreased primarily due to decreases in maintenance expense at all properties as a result of an increase in the capitalization of certain direct and indirect costs, primarily payroll related costs, at the properties (see "Item 7. Financial Statements, Note A - Organization and Summary of Significant Accounting Policies"), payroll related expenses at three properties, property management fees as a result of the decrease in rental income, insurance expense primarily as a result of a decrease at Tar River Estates Apartments due to decreased units, and a decrease in utility expenses at Old Salem Apartments. The decrease in operating expenses was partially offset by an increase in advertising expense at Foxfire Apartments.

General and administrative expenses decreased primarily due to decreases in management reimbursements to the Corporate General Partner allowed under the Partnership Agreement and appraisal fees. Also included in general and administrative expenses for the years ended December 31, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In June 2002, Foxfire Apartments experienced a fire, causing damage to twelve units. The property incurred damages of approximately $515,000 as a result of the fire. During the year ended December 31, 2002, insurance proceeds of approximately $494,000 were received to cover the damage to the property, including approximately $59,000 which was held on deposit with the mortgage lender at December 31, 2002. The Partnership recognized a casualty gain of approximately $394,000 after writing off the undepreciated cost of the damaged units.

In September 2001, Lexington Green Apartments was damaged by a tropical storm. There was extensive damage to two units in addition to 36 units with minor damage. The property incurred damages of approximately $69,000 as a result of the storm. During the year ended December 31, 2001, insurance proceeds of approximately $52,000 were received to cover the damage to the property. These proceeds were held on deposit with the mortgage lender at December 31, 2001. After writing off the undepreciated costs of the damaged units, the Partnership recognized a casualty gain of approximately $33,000 during the year ended December 31, 2001. During the year ended December 31, 2002, insurance proceeds of approximately $69,000 were received by the Partnership, which included the proceeds held on deposit with the mortgage lender. The additional insurance proceeds received resulted in an additional casualty gain of approximately $17,000 for the year ended December 31, 2002.

In August 2001, there was a fire at Foxfire Apartments which damaged ten units. The property incurred damages of approximately $259,000 and lost rents of approximately $22,000 as a result of the fire. During the year ended December 31, 2001, insurance proceeds of approximately $22,000 were received to cover lost rents and approximately $202,000 to cover damage to the property. After writing off the undepreciated cost of the damaged units, the Partnership recognized a casualty gain of approximately $102,000 during the year ended December 31, 2001.

In September 1999, Tar River Estates Apartments was damaged by severe flooding which affected certain areas of North Carolina. The property incurred approximately $6,323,000 in damages as a result of this flooding. During 2001 and 2000, insurance proceeds of approximately $5,316,000 were received to cover lost rents and damage to the property, resulting in a casualty gain of approximately $1,662,000 in 2000. In addition, the Partnership negotiated an agreement with the city of Greenville, North Carolina, whereby a portion of the land was condemned and sold to the city (as discussed above). Therefore, the apartment units previously located on this land were not reconstructed. The remaining damaged units have been completely reconstructed. An additional gain of approximately $376,000 was recorded during the year ended December 31, 2002 as a result of receiving additional insurance proceeds. As part of the reconstruction process, the Partnership capitalized the portion of the interest expense associated with the assets under reconstruction during 2001. For the year ended December 31, 2001, approximately $114,000 of interest was capitalized.

In July 1999, Woodland Village Apartments experienced a fire, which resulted in the destruction of eight apartment units. The property incurred damages of approximately $448,000 and estimated lost rents of approximately $36,000. Insurance proceeds of approximately $332,000 were received during the year ended December 31, 1999 to cover the damages and lost rents, resulting in a casualty gain in 1999 of approximately $210,000. The repairs were completed and an additional gain of approximately $121,000 was recorded during the year ended December 31, 2001 as a result of receiving additional insurance proceeds.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $787,000, compared to approximately $6,401,000 at December 31, 2001. The decrease in cash and cash equivalents of approximately $5,614,000 is due to approximately $7,891,000 of cash used in financing activities and approximately $1,587,000 of cash used in investing activities, partially offset by approximately $3,864,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received for the casualties at Tar River Estates Apartments, Foxfire Apartments, and Lexington Green Apartments, and net receipts from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of distributions to partners and, to a lesser extent, payments of principal on the mortgages encumbering the Registrant's properties, additional loan costs related to the new financing obtained on Tar River Estates Apartments in December 2001, and payments on advances from an affiliate of the Corporate General Partner, partially offset by advances from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local, legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $528,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. On December 28, 2001, the Partnership obtained new financing on Tar River Estates Apartments. Gross proceeds from the new financing were approximately $5,200,000. The new note requires monthly principal and interest payments at a fixed rate of 7.23% and matures January 1, 2022, at which time it will be fully amortized. The old debt of approximately $4,342,000 carried a fixed interest rate of 7.60% and was repaid with proceeds from the condemnation and sale of a portion of the land to the city of Greenville, North Carolina, as discussed above. Total capitalized loan costs for the new mortgage were approximately $146,000 less accumulated amortization of approximately $7,000 at December 31, 2002.

On August 31, 2001, the Partnership refinanced the mortgage note at Woodland Village Apartments. Gross proceeds from the refinancing were $8,050,000 of which approximately $4,950,000 was used to repay the existing mortgage note. The new note requires monthly principal and interest payments at a fixed rate of 7.11% and matures September 1, 2021, at which time the loan will be fully amortized. The old debt carried a fixed interest rate of 7.33%. The Partnership recognized a loss on the early extinguishment of debt of approximately $38,000, due to the write-off of unamortized loan costs, which is included in interest expense. Total capitalized loan costs for the new mortgage were approximately $279,000 during the year ended December 31, 2001.

On June 28, 2001, the Partnership refinanced the mortgage notes encumbering Lake Johnson Mews Apartments and Millhopper Village Apartments. The refinancings replaced indebtedness of approximately $4,350,000 at Lake Johnson Mews Apartments and $2,700,000 at Millhopper Village Apartments with new mortgages in the amounts of $7,117,000 and $4,225,000, respectively. The new mortgages both carry a stated interest rate of 7.43% as compared to 7.33% on the previous loans. Payments of principal and interest on the new mortgage loans are due monthly until the loans mature on July 1, 2021, at which time they will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $38,000 at Lake Johnson Mews Apartments and approximately $36,000 at Millhopper Village Apartments due to the write-off of unamortized loan costs, which is included in interest expense. Total capitalized loan costs for the new mortgages were approximately $232,000 for Lake Johnson Mews Apartments and approximately $171,000 for Millhopper Village Apartments during the year ended December 31, 2001.

The remaining mortgage indebtedness of approximately $22,834,000 is amortized over varying periods with maturity dates ranging from November 1, 2019 to January 1, 2021, at which time the loans will be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                                                 Per                          Per
                              Year Ended       Limited       Year Ended     Limited
                             December 31,    Partnership    December 31,  Partnership
                                 2002            Unit           2001          Unit

Financing Proceeds (1)          $4,200          $ 79.95        $   --        $    --
Sale Proceeds (2)                2,479            47.18         1,541          29.33
Refinancing proceeds (3)            --               --         6,302         119.95
Other (4)                           52               --            54             --
Operations                          --               --         1,623          30.59
   Total                        $6,731          $127.13        $9,520        $179.87

(1) From proceeds from the new financing obtained on Tar River Estates Apartments in December 2001.
(2) Proceeds from the sale of a portion of land at Tar River Estates Apartments in October 2001.
(3) From proceeds from the refinancings of Lake Johnson Mews Apartments and Millhopper Apartments in June 2001, and Woodland Village Apartments in August 2001.
(4) Distribution to the general partner of the majority owned sub-tier limited partnership in connection with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, property refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners in 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,480 limited partnership units in the Partnership representing 71.34% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 71.34% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". Management believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.  Financial Statements


SHELTER PROPERTIES V

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
         2001

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2002 and 2001

      Consolidated Statements of Cash Flows - Years ended December 31, 2002 and
         2001

      Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties V


We have audited the accompanying consolidated balance sheet of Shelter Properties V as of December 31, 2002, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties V at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64". As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.



                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003

                              SHELTER PROPERTIES V

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002


Assets
   Cash and cash equivalents                                                 $ 787
   Receivables and deposits                                                      531
   Restricted escrows                                                            401
   Other assets                                                                1,410
   Investment properties (Notes C and F):
      Land                                                    $ 4,054
      Buildings and related personal property                   82,532
                                                                86,586
      Less accumulated depreciation                            (53,121)       33,465
                                                                            $ 36,594

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 360
   Tenant security deposit liabilities                                           289
   Accrued property taxes                                                        220
   Other liabilities                                                             716
   Mortgage notes payable (Note C)                                            46,708

Partners' Deficit
   General partners                                           $   (374)
   Limited partners (52,538 units
      issued and outstanding)                                  (11,325)      (11,699)
                                                                            $ 36,594

                See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES V

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)





                                                      Years Ended December 31,
                                                          2002         2001
                                                                    (Restated)
Revenues:
 Rental income                                            $12,959     $13,238
 Other income                                               1,381       1,406
 Casualty gain (Note G)                                       787         256
 Gain on sale of land (Note B)                                 --       5,968
      Total revenues                                       15,127      20,868

Expenses:
 Operating                                                  5,474       5,843
 General and administrative                                   480         617
 Depreciation                                               3,196       2,971
 Interest                                                   3,627       3,417

 Property taxes                                             1,007         920
      Total expenses                                       13,784      13,768

Net income (Note D)                                      $  1,343    $  7,100

Net income allocated to general partners (1%)            $     13    $     71

Net income allocated to limited partners (99%)              1,330       7,029

                                                         $  1,343    $  7,100

Net income per limited partnership unit                  $  25.32    $ 133.79

Distributions per limited partnership unit               $ 127.13    $ 179.87

                See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES V

                  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                       Limited
                                       Partnership    General     Limited
                                          Units       Partners    Partners     Total

Original capital contributions           52,538        $   2      $ 52,538   $ 52,540

Partners' deficit
   at December 31, 2000                  52,538        $(336)     $ (3,555)  $ (3,891)

Distributions to partners                    --          (70)       (9,450)    (9,520)

Net income for the year
   ended December 31, 2001                   --           71         7,029      7,100

Partners' deficit
   at December 31, 2001                  52,538         (335)       (5,976)    (6,311)

Distributions to partners                    --          (52)       (6,679)    (6,731)


Net income for the year
   ended December 31, 2002                   --           13         1,330      1,343

Partners' deficit
   at December 31, 2002                  52,538       $ (374)     $(11,325)  $(11,699)

                See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES V

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 Years Ended
                                                                 December 31,
                                                             2002           2001

Cash flows from operating activities:
  Net income                                               $  1,343      $  7,100
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                               3,196         2,971
   Amortization of discounts and loan costs                      84           104
   Gain on sale of land                                          --        (5,968)
   Loss on early extinguishment of debt                          --           201
   Casualty gain                                               (787)         (256)
   Bad debt expense                                             234            87
   Change in accounts:
      Receivables and deposits                                 (178)          448
      Other assets                                               (3)           16
      Accounts payable                                          (62)         (267)
      Tenant security deposit liabilities                         4             4
      Accrued property taxes                                    (65)           25
      Other liabilities                                          98             2
         Net cash provided by operating activities            3,864         4,467
Cash flows from investing activities:
   Sale proceeds received, net                                   --         6,176
   Property improvements and replacements                    (2,885)       (6,071)
   Net withdrawals from restricted escrows                      418         1,960
   Settlement for defective property improvements                --           153
   Insurance proceeds received                                  880           323
         Net cash (used in) provided by investing
         Activities                                          (1,587)        2,541
Cash flows from financing activities:
   Payments on mortgage notes payable                        (1,176)         (865)
   Loan costs paid                                               (4)       (1,016)
   Proceeds from mortgage notes payable                          --        24,592
   Repayment of mortgage notes payable                           --       (16,342)
   Partners' distributions                                   (6,731)       (9,520)
   Advances from affiliate                                       21           253
   Payments on advances from affiliate                           (1)         (253)
         Net cash used in financing activities               (7,891)       (3,151)
Net (decrease) increase in cash and cash
   Equivalents                                               (5,614)        3,857
Cash and cash equivalents at beginning of the period          6,401         2,544
Cash and cash equivalents at end of the period            $     787     $   6,401
Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   3,453     $   3,268
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
    Payable                                               $     291     $     287
  Insurance proceeds on deposit with mortgage lender      $      59     $      52

At December 31, 2000, approximately $221,000 of property improvements and replacements were included in accounts payable.

                See Accompanying Notes to Consolidated Financial Statements



                              SHELTER PROPERTIES V

                   Notes to Consolidated Financial Statements

Note A - Organization and Summary of Significant Accounting Policies

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

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its two 99.99% owned partnerships. The corporate general partner of the consolidated partnerships is Shelter Realty V Corporation.
Shelter Realty V Corporation may be removed as the general partner of the consolidated partnerships by the Partnership; therefore, the consolidated partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

Reconciliation of Cash Flows:

                                                       Years Ended
                                                       December 31,
                                                   2002            2001
                                                      (in thousands)
Net cash provided by operating
   activities                                  $ 3,864         $ 4,467
  Property improvements and
   replacements                                 (2,885)         (6,071)
  Payments on mortgage notes payable            (1,176)           (865)
  Changes in reserves for net
     operating liabilities                         206            (228)
  Changes in restricted escrows, net               418           1,960

     Net cash from operations                  $   427         $  (737)

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

Undistributed Net Proceeds from Sales and Refinancings: At December 31, 2002, the Partnership had undistributed net proceeds of approximately $735,000 from the financing obtained on Tar River Estates Apartments in December 2001.

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. Accordingly, net income as shown in the consolidated statements of operations and changes in partners' deficit for 2002 and 2001 was allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit was computed by dividing the net income allocated to the limited partners by 52,538 units outstanding.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity at the Partnership's incremental borrowing rate, was approximately $51,629,000 at December 31, 2002.

Other Reserves: The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during the years ended December 31, 2002 and 2001 were a decrease of approximately $206,000 and an increase of approximately $228,000, respectively. The amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $462,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Completion Reserve: In conjunction with the 2001 new financing of the mortgage at Tar River Estates Apartments, deposits were made with the mortgage company to establish and maintain a Completion Reserve Account which is designated for necessary repairs and replacements at the property. At December 31, 2002, the reserve totaled approximately $124,000.

Capital Improvements Reserve: During 2001, the Partnership received a settlement for defective siding materials which was used in a construction project at Lexington Green Apartments completed during 1988. A reserve account was established in 2001 with the mortgage lender pending the completion of renovations to replace the defective materials at the property. All work has been completed and is currently awaiting inspection at which time the mortgage lender will release the funds. At December 31, 2002, the balance in this reserve was approximately $226,000, including interest.

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

Loan Costs: Loan costs of approximately $1,437,000, less accumulated amortization of approximately $159,000, are included in other assets and are being amortized by the straight-line method. Additional loan costs of approximately $4,000 were capitalized during the year ended December 31, 2002 as a result of the new financing obtained at Tar River Estates Apartments on December 28, 2001. Amortization expense for 2002 was approximately $84,000 and is included in interest expense. Amortization expense is expected to be approximately $84,000 in 2003, $83,000 in 2004, $82,000 in 2005, $81,000 in 2006
and $80,000 in 2007.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and the Partnership fully reserves all balances outstanding over thirty days. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Investment Properties: Investment properties consist of seven apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value for which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. No adjustments for impairment of value were recorded in the years ended December 31, 2002 or 2001.

During 2001, AIMCO, an affiliate of the Corporate General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $193,000 in 2002 compared to 2001.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131, also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $164,000 and $139,000 for the years ended December 31, 2002 and 2001, respectively, were charged to operating expense as incurred.

Reclassification: Certain reclassifications have been made to the 2001 balances to conform to the 2002 presentation.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria apply to the Partnership. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2001 has been restated to reflect the loss on early extinguishment of debt at Woodland Village Apartments, Millhopper Apartments, Lake Johnson Mews Apartments, and Tar River Estates Apartments as interest expense.

Note B - Disposition of Property

On October 17, 2001, the Partnership sold a portion of the land from Tar River Estates Apartments to the city of Greenville, North Carolina, for net proceeds of approximately $6,176,000 after a reduction for FEMA funds previously received. The Partnership realized a gain of approximately $5,968,000 as a result of the sale. The Partnership used approximately $4,342,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $89,000 as a result of the write-off of unamortized loan costs and mortgage discounts, which is included in interest expense.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                                Principal     Monthly                           Principal
                               Balance At     Payment     Stated                 Balance
                              December 31,   Including   Interest  Maturity      Due At
Property                          2002        Interest     Rate      Date       Maturity
                                   (in thousands)                            (in thousands)

Foxfire Apartments
 1st mortgage                   $ 6,677       $ 59        7.79%    11/01/19       $ --

Old Salem Apartments
 1st mortgage                     9,460          85       8.02%    12/01/19           --

Woodland Village Apartments
 1st mortgage                     7,812          63       7.11%    09/01/21           --

Lake Johnson Mews Apartments
 1st mortgage                     6,885          57       7.43%    07/01/21           --

The      Lexington      Green
Apartments
 1st mortgage                     6,697          55       7.22%    01/01/21           --

Millhopper Village Apartments
 1st mortgage                     4,087          34       7.43%    07/01/21           --

Tar River Estates Apartments
 1st mortgage                     5,090          41       7.23%    01/01/22           --

Total                           $46,708       $ 394                               $ --

On December 28, 2001, the Partnership obtained new financing on Tar River Estates Apartments. Gross proceeds from the new financing were approximately $5,200,000. The new note requires monthly principal and interest payments at a fixed rate of 7.23% and matures January 1, 2022, at which time it will be fully amortized. The old debt of approximately $4,342,000 carried a fixed interest rate of 7.60% and was repaid with proceeds from the condemnation and sale of a portion of the land to the city of Greenville, North Carolina, as discussed in "Note B". Total capitalized loan costs for the new mortgage were approximately $146,000, which included approximately $4,000 in loan costs capitalized during the year ended December 31, 2002.

On August 31, 2001, the Partnership refinanced the mortgage note at Woodland Village Apartments. Gross proceeds from the refinancing were $8,050,000 of which approximately $4,950,000 was used to repay the existing mortgage note. The new note requires monthly principal and interest payments at a fixed rate of 7.11% and matures September 1, 2021, at which time the loan will be fully amortized. The old debt carried a fixed interest rate of 7.33%. The Partnership recognized a loss on the early extinguishment of debt of approximately $38,000, due to the write-off of unamortized loan costs, and is included in interest expense. Total capitalized loan costs for the new mortgage were approximately $279,000 during the year ended December 31, 2001.

On June 28, 2001, the Partnership refinanced the mortgage notes encumbering Lake Johnson Mews Apartments and Millhopper Village Apartments. The refinancings replaced indebtedness of approximately $4,350,000 at Lake Johnson Mews Apartments and $2,700,000 at Millhopper Village Apartments with new mortgages in the amounts of $7,117,000 and $4,225,000, respectively. The new mortgages both carry a stated interest rate of 7.43% as compared to 7.33% on the previous loans. Payments of principal and interest on the new mortgage loans are due monthly until the loans mature on July 1, 2021, at which time they will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $38,000 at Lake Johnson Mews Apartments and approximately $36,000 at Millhopper Village Apartments due to the write-off of unamortized loan costs, and both are included in interest expense. Total capitalized loan costs for the new mortgages were approximately $232,000 for Lake Johnson Mews Apartments and approximately $171,000 for Millhopper Village Apartments during the year ended December 31, 2001.

The mortgage notes payable are non-recourse and are secured by a pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                                   2003     $  1,277
                                   2004        1,377
                                   2005        1,484
                                   2006        1,599
                                   2007        1,723
                                Thereafter    39,248
                                            $ 46,708

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                        2002          2001

Net income as reported                 $ 1,343       $ 7,100
Add (deduct):
     Depreciation differences           2,004         1,734
     Change in prepaid rental               4            45
     Gain from casualty and sale         (620)       (1,358)
     Other                               (310)          (21)
Federal taxable income                $ 2,421       $ 7,500

Federal taxable income per
     limited partnership unit         $ 45.61       $139.46

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

            Net liabilities as reported              $ (11,699)
            Land and buildings                          (1,176)
            Accumulated depreciation                   (18,203)
            Syndication fees                             6,747
            Other                                          214

            Net liabilities - tax basis              $ (24,117)

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

During the years ended December 31, 2002 and 2001, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $725,000 and $745,000 for the years ended December 31, 2002 and 2001, respectively. These amounts are included in operating expenses.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $645,000 and $1,804,000 for the years ended December 31, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $295,000 and $1,365,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. These amounts are included in general and administrative expenses and investment properties.

For services provided in connection with the refinancing of five of the Partnership's investment properties between 1999 and 2001 and the new financing obtained on Tar River Estates Apartments, the Corporate General Partner was paid approximately $416,000 during the year ended December 31, 2001. These costs were capitalized and are included in other assets on the consolidated balance sheet.

In accordance with the Partnership Agreement, the Corporate General Partner loaned approximately $21,000 to the Partnership to cover real estate tax payments and other operating expenses related to three properties during the year ended December 31, 2002. Interest was accrued at the prime rate plus 2% (6.25% at December 31, 2002). Interest expense was less than $1,000 for the year ended December 31, 2002. During the year ended December 31, 2002, the Partnership repaid an advance of approximately $1,000 related to one property. At December 31, 2002, the amount of outstanding loans was approximately $20,000. During the year ended December 31, 2001, the Corporate General Partner loaned the Partnership funds to cover reconstruction expense at Tar River Estates Apartments in the amount of approximately $253,000. Interest was accrued at the prime rate plus 2%. Interest expense was approximately $3,000 for the year ended December 31, 2001. During the year ended December 31, 2001, this loan balance was repaid by the Partnership with a portion of the refinance proceeds received on the two properties that refinanced on June 28, 2001, as discussed in "Note C".

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $232,000 and $217,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,480 limited partnership units in the Partnership representing 71.34% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 71.34% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Note F - Investment Properties and Accumulated Depreciation

                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)


                                                           Buildings        Cost
                                                          and Related   Capitalized
                                                           Personal    Subsequent to
           Description            Encumbrances    Land     Property     Acquisition
                                  (in thousands)                      (in thousands)
Foxfire Apartments                   $ 6,677     $ 830      $ 9,122       $ 1,778
Old Salem Apartments                   9,460        654      12,664         4,879
Woodland Village Apartments            7,812        605       9,135         4,200
Lake Johnson Mews Apartments           6,885        338       6,725         2,108
The Lexington Green Apartments         6,697      1,102       6,620         3,532
Millhopper Village Apartments          4,087        239       4,305         1,637
Tar River Estates Apartments           5,090        474       9,985         5,654
Totals                               $46,708    $ 4,242     $58,556       $23,788

                               Gross Amount At Which
                                    Carried
                              At December 31, 2002
                                 (in thousands)


                                    Buildings
                                       And
                                      Related                       Date of
                                     Personal          Accumulated Construc-   Date   Depreciable
          Description         Land   Property   Total  Depreciation   tion    Acquired     Life
                                                      (in thousands)
   Foxfire Apartments
   Atlanta, Georgia          $   830  $10,900  $11,730  $ 7,640   1969-1971  07/19/83 5-30 yrs

   Old Salem Apartments
   Charlottesville, Virginia     654   17,543   18,197   12,162   1969-1971  08/25/83 5-30 yrs

   Woodland          Village
   Apartments
   Columbia, South Carolina      605   13,335   13,940    8,770      1974    09/01/83 5-30 yrs

   Lake     Johnson     Mews
   Apartments
   Raleigh, North Carolina       338    8,833    9,171    5,901   1972-1973  09/30/83 5-30 yrs

   The Lexington Green
    Apartments
   Sarasota, Florida           1,102   10,152   11,254    6,505   1973-1982  10/31/83 5-34 yrs

   Millhopper          Village
   Apartments
   Gainesville, Florida          239    5,942    6,181    4,211   1970-1976  11/22/83 5-30 yrs

   Tar     River     Estates
   Apartments
   Greenville,         North     286   15,827   16,113    7,932   1969-1972  01/18/84 5-30 yrs
   Carolina

                             $ 4,054  $82,532  $86,586  $53,121
            Totals

Reconciliation of "investment properties and accumulated depreciation":

                                                            Years Ended
                                                           December 31,
                                                       2002            2001
                                                          (in thousands)
Real Estate
Balance at beginning of year                        $83,983          $78,239
    Property improvements                             2,889            6,137
    Sale of property                                     --             (208)
    Disposals of property                              (286)            (185)
Balance at end of year                              $86,586          $83,983

Accumulated Depreciation

Balance at beginning of year                        $50,111          $47,206
    Additions charged to expense                      3,196            2,971
    Disposals of property                              (186)             (66)
Balance at end of year                              $53,121          $50,111

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001 is approximately $85,138,000 and $83,004,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001 is approximately $71,323,000 and $70,131,000, respectively.

Note G - Casualty Events

In June 2002, Foxfire Apartments experienced a fire, causing damage to twelve units. The property incurred damages of approximately $515,000 as a result of the fire. During the year ended December 31, 2002, insurance proceeds of approximately $494,000 were received to cover the damage to the property, including approximately $59,000 which was held on deposit with the mortgage lender at December 31, 2002. The Partnership recognized a casualty gain of approximately $394,000 after writing off the undepreciated cost of the damaged units.

In September 2001, Lexington Green Apartments was damaged by a tropical storm. There was extensive damage to two units in addition to 36 units with minor damage. The property incurred damages of approximately $69,000 as a result of the storm. During the year ended December 31, 2001, insurance proceeds of approximately $52,000 were received to cover the damage to the property. These proceeds were held on deposit with the mortgage lender at December 31, 2001. After writing off the undepreciated costs of the damaged units, the Partnership recognized a casualty gain of approximately $33,000 during the year ended December 31, 2001. During the year ended December 31, 2002, insurance proceeds of approximately $69,000 were received by the Partnership, which included the proceeds held on deposit with the mortgage lender. The additional insurance proceeds received resulted in an additional casualty gain of approximately $17,000 for the year ended December 31, 2002.

In August 2001, there was a fire at Foxfire Apartments which damaged ten units. The property incurred damages of approximately $259,000 and lost rents of approximately $22,000 as a result of the fire. During the year ended December 31, 2001, insurance proceeds of approximately $22,000 were received to cover lost rents and approximately $202,000 to cover damage to the property. After writing off the undepreciated cost of the damaged units, the Partnership recognized a casualty gain of approximately $102,000 during the year ended December 31, 2001.

In September 1999, Tar River Estates Apartments was damaged by severe flooding which affected certain areas of North Carolina. The property incurred approximately $6,323,000 in damages as a result of this flooding. During 2001 and 2000, insurance proceeds of approximately $5,316,000 were received to cover lost rents and damage to the property, resulting in a casualty gain of approximately $1,662,000 in 2000. In addition, the Partnership negotiated an agreement with the city of Greenville, North Carolina, whereby a portion of the land was condemned and sold to the city (as discussed above). Therefore, the apartment units previously located on this land were not reconstructed. The remaining damaged units have been completely reconstructed. An additional gain of approximately $376,000 was recorded during the year ended December 31, 2002 as a result of receiving additional insurance proceeds. As part of the reconstruction process, the Partnership capitalized the portion of the interest expense associated with the assets under reconstruction during 2001. For the year ended December 31, 2001, approximately $114,000 of interest was capitalized.

In July 1999, Woodland Village Apartments experienced a fire, which resulted in the destruction of eight apartment units. The property incurred damages of approximately $448,000 and estimated lost rents of approximately $36,000. Insurance proceeds of approximately $332,000 were received during the year ended December 31, 1999 to cover the damages and lost rents, resulting in a casualty gain in 1999 of approximately $210,000. The repairs were completed and an additional gain of approximately $121,000 was recorded during the year ended December 31, 2001 as a result of receiving additional insurance proceeds.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note I - Subsequent Event

On January 18, 2003, there was a fire at Tar River Estates Apartments causing damage to eight units. It is estimated that the property has incurred damages of approximately $545,000. It is expected that the damage will be fully covered by insurance proceeds.


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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                      Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Corporate General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Corporate General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $75,000 and non-audit services (principally tax-related) of approximately $36,000.

Item 10. Executive Compensation

Neither the officers nor director of the Corporate General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2002.

Entity                                  Number of Units      Percentage

Cooper River Properties, LLC
 (an affiliate of AIMCO)                      2,722             5.18%
Insignia Properties LP
 (an affiliate of AIMCO)                     20,144            38.34%
AIMCO Properties LP
 (an affiliate of AIMCO)                     14,614            27.82%

Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately owned by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership. AIMCO Properties LP, the other general partner acquired 556 Units during the current fiscal year.

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

During the years ended December 31, 2002 and 2001, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $725,000 and $745,000 for the years ended December 31, 2002 and 2001, respectively. These amounts are included in operating expenses.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $645,000 and $1,804,000 for the years ended December 31, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $295,000 and $1,365,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. These amounts are included in general and administrative expenses and investment properties.

For services provided in connection with the refinancing of five of the Partnership's investment properties between 1999 and 2001 and the new financing obtained on Tar River Estates Apartments, the Corporate General Partner was paid approximately $416,000 during the year ended December 31, 2001. These costs were capitalized and are included in other assets on the consolidated balance sheet.

In accordance with the Partnership Agreement, the Corporate General Partner loaned approximately $21,000 to the Partnership to cover real estate tax payments and other operating expenses related to three properties during the year ended December 31, 2002. Interest was accrued at the prime rate plus 2% (6.25% at December 31, 2002). Interest expense was less than $1,000 for the year ended December 31, 2002. During the year ended December 31, 2002, the Partnership repaid an advance of approximately $1,000 related to one property. At December 31, 2002, the amount of outstanding loans was approximately $20,000. During the year ended December 31, 2001, the Corporate General Partner loaned the Partnership funds to cover reconstruction expense at Tar River Estates Apartments in the amount of approximately $253,000. Interest was accrued at the prime rate plus 2%. Interest expense was approximately $3,000 for the year ended December 31, 2001. During the year ended December 31, 2001, this loan balance was repaid by the Partnership with a portion of the refinance proceeds received on the two properties that refinanced on June 28, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $232,000 and $217,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,480 limited partnership units in the Partnership representing 71.34% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 71.34% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 13. Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               See Exhibit Index

          b) Reports on Form 8-K:

               None filed during the fourth quarter of the year ended December 31, 2002.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

                              Date: March 28, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye        Executive Vice President    Date: March 28, 2003
Patrick J. Foye           and Director


/s/Thomas C. Novosel      Senior Vice President and   Date: March 28, 2003
Thomas C. Novosel         Chief Accounting Officer



                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Shelter Properties V;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President of Shelter Realty V
                                    Corporation,   equivalent   of   the   chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Shelter Properties V;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

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

99   Certification of Chief Executive Officer and Chief Financial Officer.

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Annual Report on Form 10-KSB of Shelter Properties V Limited Partnership (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 28, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 28, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.