Form 10QSB
period 2003-03-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2003-05-15
CIK 712753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the transition period from _________to _________

                         Commission file number 0-11574

                              SHELTER PROPERTIES V
             (Exact Name of Registrant as Specified in Its Charter)

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
                        (in thousands, except unit data)

                                 March 31, 2003



Assets
   Cash and cash equivalents                                                 $ 745
   Receivables and deposits                                                      932
   Restricted escrows                                                            400
   Other assets                                                                1,356
   Investment properties:
      Land                                                    $ 4,054
      Buildings and related personal property                   82,740
                                                                86,794
      Less accumulated depreciation                            (53,754)       33,040
                                                                            $ 36,473

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 379
   Tenant security deposit liabilities                                           289
   Accrued property taxes                                                        248
   Other liabilities                                                             616
   Mortgage notes payable                                                     46,398

Partners' Deficit
   General partners                                           $   (372)
   Limited partners (52,538 units
      issued and outstanding)                                  (11,085)      (11,457)
                                                                            $ 36,473


                See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                         Three Months Ended
                                                              March 31,
                                                            2003       2002
Revenues:
   Rental income                                         $ 3,101     $ 3,291
   Other income                                             371          376
   Casualty gain                                            369          376
      Total revenues                                      3,841        4,043

Expenses:
   Operating                                              1,522        1,418
   General and administrative                               126          136
   Depreciation                                             832          790
   Interest                                                 875          915
   Property taxes                                           244          251
      Total expenses                                      3,599        3,510

Net income                                               $   242      $ 533

Net income allocated to general partners (1%)           $     2        $ 5
Net income allocated to limited partners (99%)              240          528

                                                        $   242       $ 533

Net income per limited partnership unit                 $  4.57      $ 10.05


                See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                   CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)









                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          52,538         $ 2        $52,538    $52,540

Partners' deficit at
   December 31, 2002                    52,538        $ (374)    $(11,325)  $(11,699)

Net income for the three months
   ended March 31, 2003                     --             2          240        242

Partners' deficit at
   March 31, 2003                       52,538        $ (372)    $(11,085)   $(11,457)



                See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                              Three Months Ended
                                                                   March 31,
                                                                   2003      2002
Cash flows from operating activities:
  Net income                                                  $   242     $   533
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                                832         790
      Amortization of loan costs                                   21          20
      Casualty gain                                              (369)       (376)
      Change in accounts:
          Receivables and deposits                                 51         363
          Other assets                                             33        (254)
          Accounts payable                                         95          66
          Tenant security deposit liabilities                      --          10
          Accrued property taxes                                   28         (41)
          Other liabilities                                       (80)        101
             Net cash provided by operating activities            853       1,212

Cash flows from investing activities:
  Property improvements and replacements                         (566)     (1,169)
  Net withdrawals from restricted escrows                           1         319

  Insurance proceeds received                                      --         376
             Net cash used in investing activities               (565)       (474)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (310)       (278)
  Advance from affiliate                                          219          --
  Payments on advances from affiliate                            (239)         --
             Net cash used in financing activities               (330)       (278)

Net (decrease) increase in cash and cash equivalents              (42)        460
Cash and cash equivalents at beginning of period                  787       6,401
Cash and cash equivalents at end of period                    $   745     $ 6,861
Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $   902     $   755
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                    $   215     $   189

At December 31, 2002 and 2001 approximately $291,000 and $287,000, respectively, of property improvements and replacements were included in accounts payable.

At March 31, 2003, receivables and deposits include approximately $452,000 of insurance proceeds received from a casualty at Tar River Estates Apartments held on deposit with the mortgage lender.

                See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES V
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Corporate General Partner is a a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

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

                                                     Three Months Ended
                                                          March 31,
                                                       (in thousands)
                                                       2003       2002

         Net cash provided by operating activities    $ 853     $ 1,212
         Payments on mortgage notes payable             (310)      (278)
         Property improvements and replacements         (566)    (1,169)
         Change in restricted escrows, net                 1        319
         Changes in reserves for net operating
            liabilities                                 (127)      (245)

            Net cash from operations                  $ (149)    $ (161)

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

During the three months ended March 31, 2003 and 2002, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $172,000 and $188,000 for the three months ended March 31, 2003 and 2002, respectively, which are included in operating expenses.

In accordance with the Partnership Agreement, the Corporate General Partner loaned approximately $219,000 to the Partnership to cover real estate tax payments at Woodland Village Apartments during the three months ended March 31, 2003. Interest was accrued at the prime rate plus 2% or 6.25% at March 31, 2003. Interest expense was approximately $1,000 for the three months ended March 31, 2003. During the three months ended March 31, 2003, the Partnership repaid advances of approximately $239,000 and related interest of approximately $1,000 to the Corporate General Partner with cash from operations. At March 31, 2003, there were no outstanding loans or accrued interest. There were no loans from the Corporate General Partner or associated interest expense during the three months ended March 31, 2002.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $139,000 and $197,000 for the three months ended March 31, 2003 and 2002, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $41,000 and $98,000 for the three months ended March 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. These amounts are included in general and administrative expenses and investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $192,000 and $232,000, respectively.

Note D - Casualty Events

On January 18, 2003, there was a fire at Tar River Estates Apartments causing damage to eight units. The property incurred damages of approximately $504,000 and lost rents of approximately $41,000. The Partnership recognized a gain of approximately $369,000 as a result of the receipt of insurance proceeds of approximately $452,000, which are on deposit with the mortgage lender, offset by the write-off of the undepreciated damaged assets of approximately $83,000.

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

Note E - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2003 and 2002:

                                                          March 31,
                  Property                              2003     2002

                  Foxfire Apartments
                     Atlanta, Georgia (1)               69%       91%

                  Old Salem Apartments
                     Charlottesville, Virginia (2)      94%       97%

                  Woodland Village Apartments
                     Columbia, South Carolina           91%       89%

                  Lake Johnson Mews Apartments
                     Raleigh, North Carolina (3)        89%       96%

                  The Lexington Green Apartments
                     Sarasota, Florida (4)              94%       97%

                  Millhopper Village Apartments
                     Gainesville, Florida               96%       96%

                  Tar River Estates Apartments
                     Greenville, North Carolina (5)     95%       86%


 (1) The Corporate General Partner attributes the decrease in occupancy at Foxfire Apartments to an increase in home purchases in the Atlanta area as a result of lower home mortgage interest rates and to a casualty which occurred in June 2002.

 (2)  The Corporate General Partner  attributes the decrease in occupancy at Old
      Salem  Apartments  to  unfavorable   economic   conditions  and  increased
      competition in the Charlottesville area.

 (3) The Corporate General Partner attributes the decrease in occupancy at Lake Johnson Mews Apartments to the slowdown in the economy and an increase in home purchases in the Raleigh area as a result of lower home mortgage interest rates.

 (4) The Corporate General Partner attributes the decrease in occupancy at The Lexington Green Apartments to the slowdown in the economy and increased competition in the Sarasota area.

 (5) The Corporate General Partner attributes the increase in occupancy at Tar River Estates Apartments to completion of property amenities and an increase in curb appeal.

Results of Operations

The Partnership's net income for the three months ended March 31, 2003 was approximately $242,000 as compared to net income of approximately $533,000 for the three months ended March 31, 2002. The decrease in net income is due to a decrease in total revenues and an increase in total expenses. Total revenues decreased primarily due to a decrease in rental income. Other income remained relatively constant for the comparable periods. Rental income decreased primarily due to the decreases in occupancy and the average rental rate at four of the Partnership's investment properties, partially offset by the increases in occupancy and the average rental rate at two of the investment properties and reduced concessions at Woodland Village Apartments and Foxfire Apartments. The casualty gains recognized in 2003 and 2002 are the result of two casualties which occurred at Tar River Estates Apartments (as discussed below).

Total expenses increased due to increases in both operating and depreciation expense, partially offset by decreases in interest, and general and administrative expenses. Operating expenses increased primarily due to increases in utility expenses, primarily at Old Salem Apartments and The Lexington Green Apartments, contract maintenance expense at Lake Johnson Mews Apartments, Old Salem Apartments, and The Lexington Green Apartments, and a decrease in the capitalization of certain direct and indirect costs, primarily payroll related costs, at most of the properties. Depreciation expense increased as a result of property improvements and replacements placed into service during the past twelve months. Interest expense decreased as a result of scheduled principal payments made on the mortgages encumbering the Partnership's properties, which reduced the carrying balance of the loans.

General and administrative expenses decreased primarily due to a decrease in professional expenses associated with the management of the Partnership. Included in general and administrative expenses for the three months ended March 31, 2003 and 2002 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included in general and administrative expenses.

On January 18, 2003, there was a fire at Tar River Estates Apartments causing damage to eight units. The property incurred damages of approximately $504,000 and lost rents of approximately $41,000. The Partnership recognized a gain of approximately $369,000 as a result of the receipt of insurance proceeds of approximately $452,000, which are on deposit with the mortgage lender, offset by the write-off of the undepreciated damaged assets of approximately $83,000.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $745,000, compared to approximately $6,861,000 at March 31, 2002. The decrease in cash and cash equivalents of approximately $42,000 for the three months ended March 31, 2003, from December 31, 2002, is due to approximately $565,000 of cash used in investing activities and approximately $330,000 of cash used in financing activities partially offset by approximately $853,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Registrant's properties and payments on advances from an affiliate of the Corporate General Partner, partially offset by an advance from an affiliate of the Corporate General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Millhopper Village Apartments: During the three months ended March 31, 2003, the Partnership completed approximately $12,000 of capital improvements at Millhopper Village Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $29,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of exterior improvements and floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Foxfire Apartments: During the three months ended March 31, 2003, the Partnership completed approximately $241,000 of capital improvements at Foxfire Apartments, consisting primarily of plumbing upgrades, floor covering replacement, and construction related to a fire which occurred in 2002. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $85,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of construction related to the 2002 fire, HVAC upgrades, and floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lake Johnson Mews Apartments: During the three months ended March 31, 2003, the Partnership completed approximately $75,000 of capital improvements at Lake Johnson Mews Village Apartments, consisting primarily of swimming pool upgrades, interior building improvements, and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $330,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of parking area improvements, electrical upgrades, structural improvements, exterior painting, and floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Woodland Village Apartments: During the three months ended March 31, 2003, the Partnership completed approximately $44,000 of capital improvements at Woodland Village Apartments, consisting primarily of interior improvements and floor covering and appliance replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $194,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The Lexington Green Apartments: During the three months ended March 31, 2003, the Partnership completed approximately $32,000 of capital improvements at The Lexington Green Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $48,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Tar River Estates Apartments: During the three months ended March 31, 2003, the Partnership completed approximately $25,000 of capital improvements at Tar River Estates Apartments, consisting primarily of cabinet upgrades and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $187,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of communications enhancements and floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Old Salem Apartments: During the three months ended March 31, 2003, the Partnership completed approximately $61,000 of capital improvements at Old Salem Apartments, consisting primarily of structural improvements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $269,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of exterior building improvements and floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $46,398,000 is amortized over varying periods with maturity dates ranging from November 1, 2019 to January 1, 2022, at which time the loans will be fully amortized.

There were no distributions made to the partners during the three months ended March 31, 2003 and 2002. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, property refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,480 limited partnership units (the "Units") in the Partnership representing 71.34% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 71.34% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

         (a)   Exhibits:

                3 Amended and Restated Certificate and Agreement of Limited Partnership (Exhibit A to the Prospectus included in Registrant's Amendment No. 1 to Registration Statement, filed June 8, 1982 (File No. 2-81308), is incorporated herein by reference).

                99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          b) Reports on Form 8-K:

               None filed during the quarter ended March 31, 2003.


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

                                 Date:   May 14, 2003

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


Date:  May 14, 2003

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


Date:  May 14, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties V (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                     /s/Patrick J. Foye
                               Name: Patrick J. Foye
                               Date: May 14, 2003


                                     /s/Paul J. McAuliffe
                               Name: Paul J. McAuliffe
                               Date: May 14, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.