Form 10QSB
period 2003-06-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2003-08-13
CIK 712753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003

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
                        (in thousands, except unit data)

                                  June 30, 2003

Assets
   Cash and cash equivalents                                                 $ 765
   Receivables and deposits                                                      699
   Restricted escrows                                                            277
   Other assets                                                                1,578
   Investment properties:
      Land                                                    $ 4,054
      Buildings and related personal property                   83,157
                                                                87,211
      Less accumulated depreciation                            (54,547)       32,664
                                                                            $ 35,983

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 254
   Tenant security deposit liabilities                                           289
   Accrued property taxes                                                        439
   Other liabilities                                                             681
   Mortgage notes payable                                                     46,066

Partners' Deficit
   General partners                                           $   (371)
   Limited partners (52,538 units
      issued and outstanding)                                  (11,375)      (11,746)
                                                                            $ 35,983


            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                          Three Months Ended      Six Months Ended
                                               June 30,               June 30,
                                           2003       2002        2003        2002
Revenues:
   Rental income                         $ 3,064     $ 3,320     $ 6,165     $ 6,611
   Other income                              363         333         734         709
   Casualty gains (Note D)                    75          --         444         376
      Total revenues                       3,502       3,653       7,343       7,696

Expenses:
   Operating                               1,345       1,377       2,867       2,795
   General and administrative                106         126         232         262
   Depreciation                              844         820       1,676       1,610
   Interest                                  885         909       1,760       1,824
   Property taxes                            251         238         495         489
      Total expenses                       3,431       3,470       7,030       6,980

      Net income                           $ 71       $ 183       $ 313       $ 716

Net income allocated to general
   partners (1%)                           $ 1         $ 2         $ 3         $ 7
Net income allocated to limited
   partners (99%)                             70         181         310         709

                                           $ 71       $ 183       $ 313       $ 716
Net income per limited partnership
  unit                                    $ 1.33     $ 3.44      $ 5.90      $ 13.49

Distributions per limited
   partnership unit                       $ 6.85     $119.23     $ 6.85      $119.23

            See Accompanying Notes to Consolidated Financial Statements


                                SHELTER PROPERTIES V
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          52,538         $ 2        $52,538    $52,540

Partners' deficit at
   December 31, 2002                    52,538        $ (374)    $(11,325)  $(11,699)

Distribution to partners                    --            --         (360)      (360)

Net income for the six months
   ended June 30, 2003                      --             3          310        313

Partners' deficit at
   June 30, 2003                        52,538        $ (371)    $(11,375)   $(11,746)

            See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              Six Months Ended
                                                                 June 30,
                                                                2003        2002
Cash flows from operating activities:
  Net income                                                 $   313     $   716
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Casualty gain                                             (444)       (376)
      Depreciation                                             1,676       1,610
      Amortization of discounts and loan costs                    42          42
      Change in accounts:
          Receivables and deposits                               225         319
          Other assets                                          (210)       (178)
          Accounts payable                                        76        (113)
          Tenant security deposit liabilities                     --          17
          Accrued property taxes                                 219         143
          Other liabilities                                      (15)        182
             Net cash provided by operating activities         1,882       2,362
Cash flows from investing activities:
  Property improvements and replacements                      (1,168)     (2,011)
  Net withdrawals from restricted escrows                        124         397
  Insurance proceeds received                                    162         376
             Net cash used in investing activities              (882)     (1,238)
Cash flows from financing activities:
  Payments on mortgage notes payable                            (642)       (572)
  Loan costs paid                                                 --          (4)
  Advance from affiliate                                         219          --
  Payments on advance from affiliate                            (239)         --
  Distributions to partners                                     (360)     (6,316)
             Net cash used in financing activities            (1,022)     (6,892)

Net decrease in cash and cash equivalents                        (22)     (5,768)

Cash and cash equivalents at beginning of period                 787       6,401
Cash and cash equivalents at end of period                   $   765     $   633
Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $ 1,738     $ 1,645
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
    payable                                                  $   109     $    72

At December 31, 2002 and 2001 approximately $291,000 and $287,000, respectively, of property improvements and replacements were included in accounts payable.

At June 30, 2003, receivables and deposits include approximately $452,000 of insurance proceeds received from a casualty at Tar River Estates Apartments held on deposit with the mortgage lender.


            See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO.

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

                                                      Six Months Ended
                                                          June 30,
                                                       2003       2002
                                                       (in thousands)

         Net cash provided by operating activities   $ 1,882    $ 2,362
         Payments on mortgage notes payable             (642)      (572)
         Property improvements and replacements       (1,168)    (2,011)
         Change in restricted escrows, net               124        397
         Changes in reserves for net operating
            liabilities                                 (295)      (370)

            Net cash used in operations               $ (99)     $ (194)

The Corporate General Partner believed it to be in the best interest of the Partnership to use cash from operations of approximately $99,000 and $194,000 for the six months ended June 30, 2003 and 2002, respectively, to fund continuing capital improvements in order for the properties to remain competitive.

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

During the six months ended June 30, 2003 and 2002, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $344,000 and $372,000 for the six months ended June 30, 2003 and 2002, respectively, which are included in operating expenses.

In accordance with the Partnership Agreement, the Corporate General Partner loaned approximately $219,000 to the Partnership to cover real estate tax payments at Woodland Village Apartments during the six months ended June 30, 2003. Interest was accrued at the prime rate plus 2% or 6.00% at June 30, 2003. Interest expense was approximately $1,000 for the six months ended June 30, 2003. During the six months ended June 30, 2003, the Partnership repaid advances of approximately $239,000 and related interest of approximately $1,000 to the Corporate General Partner with cash from operations. At June 30, 2003, there were no outstanding loans or accrued interest. There were no loans from the Corporate General Partner or associated interest expense during the six months ended June 30, 2002.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $267,000 and $390,000 for the six months ended June 30, 2003 and 2002, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $98,000 and $192,000 for the six months ended June 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. These amounts are included in general and administrative expenses and investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $192,000 and $232,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Events

On January 18, 2003, there was a fire at Tar River Estates Apartments causing damage to eight units. The property incurred damages of approximately $504,000 and lost rents of approximately $41,000. During the six months ended June 30, 2003, the Partnership recognized a gain of approximately $369,000 as a result of the receipt of insurance proceeds of approximately $452,000, which are on deposit with the mortgage lender, offset by the write-off of the undepreciated damaged assets of approximately $83,000.

In June 2002, Foxfire Apartments experienced a fire, causing damage to twelve units. The property incurred damages of approximately $677,000 as a result of the fire and lost rents of approximately $43,000. During the year ended December 31, 2002, insurance proceeds of approximately $494,000 were received to cover the damage to the property, including approximately $59,000 which was held on deposit with the mortgage lender at December 31, 2002 and released to the Partnership during the six months ended June 30, 2003. The Partnership recognized a casualty gain of approximately $394,000 after writing off the undepreciated cost of the damaged units during the year ended December 31, 2002. During the six months ended June 30, 2003, the Partnership received additional proceeds of approximately $103,000 to cover the damages and approximately $43,000 to cover the lost rents, which are included in rental income. The Partnership recognized an additional gain of approximately $75,000 for the three and six months ended June 30, 2003, after writing off additional undepreciated damaged assets of approximately $28,000.

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

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2003 and 2002:

                                                           June 30,
                  Property                              2003     2002

                  Foxfire Apartments
                     Atlanta, Georgia (1)               74%       92%

                  Old Salem Apartments
                     Charlottesville, Virginia (2)      91%       96%

                  Woodland Village Apartments
                     Columbia, South Carolina           91%       90%

                  Lake Johnson Mews Apartments
                     Raleigh, North Carolina (3)        91%       95%

                  The Lexington Green Apartments
                     Sarasota, Florida                  94%       95%

                  Millhopper Village Apartments
                     Gainesville, Florida               95%       96%

                  Tar River Estates Apartments
                     Greenville, North Carolina (4)     92%       85%


 (1) The Corporate General Partner attributes the decrease in occupancy at Foxfire Apartments to an increase in home purchases in the Atlanta area as a result of lower home mortgage interest rates and to the casualty which occurred in June 2002 (as discussed in "Results of Operations").

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

 (4) The Corporate General Partner attributes the increase in occupancy at Tar River Estates Apartments to completion of property amenities and an increase in curb appeal.

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2003 was approximately $71,000 and $313,000, respectively, as compared to net income of approximately $183,000 and $716,000 for the three and six months ended June 30, 2002, respectively. The decrease in net income for the three months ended June 30, 2003 is due to a decrease in total revenues, partially offset by a decrease in total expenses. The decrease in net income for the six months ended June 30, 2003 is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues for both the three and six months ended June 30, 2003 is due to a decrease in rental income, partially offset by increases in other income and the recognition of casualty gains. The decrease in rental income is primarily due to the decrease in occupancy at five of the Partnership's investment properties, the decrease in average rental rate at four of the properties, and an increase in bad debt expense at four properties. The decrease in rental income was partially offset by the increases in occupancy at Woodland Village Apartments and Tar River Estates Apartments, increases in the average rental rates at Old Salem Apartments, The Lexington Green Apartments, and Tar River Estates Apartments, and insurance proceeds received to cover lost rents as a result of the casualty at Foxfire Apartments (as discussed below). The casualty gains recognized in 2003 are the result of casualties at Foxfire Apartments and Tar River Estates Apartments (as discussed below). The casualty gain recognized in 2002 is a result of a casualty at Tar River Estates Apartments (as discussed below). Other income increased primarily as a result of an increase in utility reimbursements at Old Salem Apartments, partially offset by a decrease in student housing fees at Tar River Estates Apartments.

The decrease in total expenses for the three months ended June 30, 2003 is due to decreases in operating, general and administrative, and interest expenses, partially offset by increases in both depreciation and property tax expense. The increase in total expenses for the six months ended June 30, 2003 is due to increases in operating, depreciation, and property tax expenses, partially offset by decreases in both interest and general and administrative expense. Depreciation expense increased as a result of property improvements and replacements placed into service during the past twelve months. Property tax expense increased as a result of an increase in the assessed value and tax rate at the Lexington Green Apartments. Interest expense decreased as a result of scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans. The decrease in operating expenses for the three months ended June 30, 2003 is primarily due to a decrease in maintenance expense at most of the properties as a result of an increase in the capitalization of certain direct and indirect costs, primarily payroll related costs. The increase in operating expenses for the six months ended June 30, 2003 is primarily due to an increase in utility expenses, primarily at Old Salem Apartments, partially offset by decreases in property management fees and payroll related expenses at most of the properties.

General and administrative expenses decreased for both the three and six months ended June 30, 2003 due to a decrease in management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included in general and administrative expenses for the three and six months ended June 30, 2003 and 2002.

On January 18, 2003, there was a fire at Tar River Estates Apartments causing damage to eight units. The property incurred damages of approximately $504,000 and lost rents of approximately $41,000. During the six months ended June 30, 2003, the Partnership recognized a gain of approximately $369,000 as a result of the receipt of insurance proceeds of approximately $452,000, which are on deposit with the mortgage lender, offset by the write-off of the undepreciated damaged assets of approximately $83,000.

In June 2002, Foxfire Apartments experienced a fire, causing damage to twelve units. The property incurred damages of approximately $677,000 as a result of the fire and lost rents of approximately $43,000. During the year ended December 31, 2002, insurance proceeds of approximately $494,000 were received to cover the damage to the property, including approximately $59,000 which was held on deposit with the mortgage lender at December 31, 2002 and released to the Partnership during the six months ended June 30, 2003. The Partnership recognized a casualty gain of approximately $394,000 after writing off the undepreciated cost of the damaged units during the year ended December 31, 2002. During the six months ended June 30, 2003, the Partnership received additional proceeds of approximately $103,000 to cover the damages and approximately $43,000 to cover the lost rents, which are included in rental income. The Partnership recognized an additional gain of approximately $75,000 for the three and six months ended June 30, 2003, after writing off additional undepreciated damaged assets of approximately $28,000.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $765,000, compared to approximately $633,000 at June 30, 2002. The decrease in cash and cash equivalents of approximately $22,000 for the six months ended June 30, 2003, from December 31, 2002, is due to approximately $1,022,000 of cash used in financing activities and approximately $882,000 of cash used in investing activities, partially offset by approximately $1,882,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, payments of principal on the mortgages encumbering the Partnership's properties and payments on advances from an affiliate of the Corporate General Partner, partially offset by an advance from an affiliate of the Corporate General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from escrow accounts maintained by the mortgage lenders and the receipt of insurance proceeds. The Partnership invests its working capital reserves in interest bearing accounts.

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

Millhopper Village Apartments: During the six months ended June 30, 2003, the Partnership completed approximately $26,000 of capital improvements at Millhopper Village Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $24,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of exterior improvements and floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Foxfire Apartments: During the six months ended June 30, 2003, the Partnership completed approximately $585,000 of capital improvements at Foxfire Apartments, consisting primarily of plumbing upgrades, structural improvements, floor covering and appliance replacements, and construction related to the fire discussed in "Results of Operations". These improvements were funded from operations and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $220,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of construction related to the 2002 fire, HVAC upgrades, and floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lake Johnson Mews Apartments: During the six months ended June 30, 2003, the Partnership completed approximately $107,000 of capital improvements at Lake Johnson Mews Village Apartments, consisting primarily of swimming pool upgrades, parking area upgrades, and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $19,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Woodland Village Apartments: During the six months ended June 30, 2003, the Partnership completed approximately $53,000 of capital improvements at Woodland Village Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $49,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The Lexington Green Apartments: During the six months ended June 30, 2003, the Partnership completed approximately $61,000 of capital improvements at The Lexington Green Apartments, consisting primarily of plumbing upgrades and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $37,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Tar River Estates Apartments: During the six months ended June 30, 2003, the Partnership completed approximately $46,000 of capital improvements at Tar River Estates Apartments, consisting primarily of plumbing upgrades, cabinet upgrades and floor covering replacement. These improvements were funded from operations and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $88,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of communications enhancements and floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Old Salem Apartments: During the six months ended June 30, 2003, the Partnership completed approximately $108,000 of capital improvements at Old Salem Apartments, consisting primarily of structural improvements, cabinet upgrades, and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $33,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of exterior building improvements and floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $46,066,000 is amortized over varying periods with maturity dates ranging from November 1, 2019 to January 1, 2022, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands, except per unit data):

                              Six Months     Per Limited     Six Months   Per Limited
                                 Ended       Partnership       Ended      Partnership
                             June 30, 2003       Unit      June 30, 2002      Unit
Financing Proceeds (1)          $  360          $  6.85        $3,785        $ 72.05
Sale Proceeds (2)                   --               --         2,479          47.18
Other (3)                           --               --            52             --
   Total                        $  360          $  6.85        $6,316        $119.23

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,480 limited partnership units (the "Units") in the Partnership representing 71.34% of the outstanding Units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 71.34% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

               31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          b) Reports on Form 8-K:

               None filed during the quarter ended June 30, 2003.

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

                              Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1.    I have reviewed this quarterly report on Form 10-QSB of Shelter Properties
      V;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President of Shelter Realty V
                                    Corporation,   equivalent   of   the   chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1.    I have reviewed this quarterly report on Form 10-QSB of Shelter Properties
      V;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b)  Any  fraud,  whether  or  not  material,   that  involves
                  management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties V (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.