Form 10QSB
period 2003-09-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2003-11-13
CIK 712753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003

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
                        (in thousands, except unit data)

                               September 30, 2003



Assets
   Cash and cash equivalents                                                 $ 732
   Receivables and deposits                                                      478
   Restricted escrows                                                            277
   Other assets                                                                1,534
   Investment properties:
      Land                                                    $ 4,054
      Buildings and related personal property                   83,777
                                                                87,831
      Less accumulated depreciation                            (55,368)       32,463
                                                                            $ 35,484

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 150
   Tenant security deposit liabilities                                           304
   Accrued property taxes                                                        509
   Other liabilities                                                             654
   Mortgage notes payable                                                     45,759

Partners' Deficit
   General partners                                           $   (371)
   Limited partners (52,538 units
      issued and outstanding)                                  (11,521)      (11,892)
                                                                            $ 35,484

            See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                          Three Months Ended      Nine Months Ended
                                            September 30,           September 30,
                                           2003       2002        2003        2002
Revenues:
   Rental income                         $ 3,201     $ 3,206     $ 9,366     $ 9,817
   Other income                              302         356       1,036       1,065
   Casualty gains (Note D)                    54          17         498         393
      Total revenues                       3,557       3,579      10,900      11,275

Expenses:
   Operating                               1,536       1,334       4,403       4,129
   General and administrative                114         129         346         391
   Depreciation                              823         785       2,499       2,395
   Interest                                  860         906       2,620       2,730
   Property taxes                            225         236         720         725
      Total expenses                       3,558       3,390      10,588      10,370

      Net (loss) income                    $ (1)      $ 189       $ 312       $ 905

Net (loss) income allocated to
   general partners (1%)                   $ --        $ 2         $ 3         $ 9
Net (loss) income allocated to
   limited partners (99%)                     (1)        187         309         896

                                           $ (1)      $ 189       $ 312       $ 905
Net (loss) income per limited
  partnership unit                       $ (0.02)    $ 3.56      $ 5.88      $ 17.05

Distributions per limited
   partnership unit                       $ 2.76      $ --       $ 9.61      $119.23


            See Accompanying Notes to Consolidated Financial Statements

                                SHELTER PROPERTIES V
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)




                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions          52,538         $ 2       $ 52,538    $ 52,540

Partners' deficit at
   December 31, 2002                    52,538        $ (374)    $(11,325)   $(11,699)

Distributions to partners                   --            --         (505)       (505)

Net income for the nine months
   ended September 30, 2003                 --             3          309         312

Partners' deficit at
   September 30, 2003                   52,538        $ (371)    $(11,521)   $(11,892)


            See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                              Nine Months Ended
                                                                September 30,
                                                                2003       2002
Cash flows from operating activities:
  Net income                                                 $   312     $   905
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Casualty gain                                             (498)       (393)
      Depreciation                                             2,499       2,395
      Amortization of loan costs                                  63          63
      Change in accounts:
          Receivables and deposits                               202         291
          Other assets                                          (187)       (105)
          Accounts payable                                        81         (20)
          Tenant security deposit liabilities                     15          10
          Accrued property taxes                                 289         235
          Other liabilities                                      (42)        238
             Net cash provided by operating activities         2,734       3,619
Cash flows from investing activities:
  Property improvements and replacements                      (1,899)     (2,568)
  Net withdrawals from restricted escrows                        124         397
  Insurance proceeds received                                    460         545
             Net cash used in investing activities            (1,315)     (1,626)
Cash flows from financing activities:
  Payments on mortgage notes payable                            (949)       (871)
  Loan costs paid                                                 --          (4)
  Advance from affiliate                                         219          --
  Payments on advance from affiliate                            (239)         --
  Distributions to partners                                     (505)     (6,316)
             Net cash used in financing activities            (1,474)     (7,191)

Net decrease in cash and cash equivalents                        (55)     (5,198)

Cash and cash equivalents at beginning of period                 787       6,401

Cash and cash equivalents at end of period                   $   732     $ 1,203

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $ 2,622     $ 2,530

At December 31, 2002 and 2001 approximately $291,000 and $287,000, respectively, of property improvements and replacements were included in accounts payable.

At September 30, 2003,  receivables and deposits include approximately  $208,000 of insurance  proceeds received from a casualty at Tar River Estates  Apartments held on deposit with the mortgage lender.

            See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner of the Partnership, AIMCO Properties, L.P., is also an affiliate of AIMCO.

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

                                                      Nine Months Ended
                                                        September 30,
                                                       (in thousands)
                                                       2003       2002
         Net cash provided by operating activities   $ 2,734    $ 3,619
         Payments on mortgage notes payable             (949)      (871)
         Property improvements and replacements       (1,899)    (2,568)
         Change in restricted escrows, net               124        397
         Changes in reserves for net operating
            liabilities                                 (358)      (649)

            Net cash used in operations               $ (348)    $ (72)

The Corporate General Partner believed it to be in the best interest of the Partnership to use cash from operations of approximately $348,000 and $72,000 for the nine months ended September 30, 2003 and 2002, respectively, to fund continuing capital improvements in order for the properties to remain competitive.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $511,000 and $555,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

In accordance with the Partnership Agreement, the Corporate General Partner loaned approximately $219,000 to the Partnership to cover real estate tax payments at Woodland Village Apartments during the nine months ended September 30, 2003. Interest was accrued at the prime rate plus 2%. Interest expense was approximately $1,000 for the nine months ended September 30, 2003. During the nine months ended September 30, 2003, the Partnership repaid advances of approximately $239,000 and related interest of approximately $1,000 to the Corporate General Partner with cash from operations. At September 30, 2003, there were no outstanding loans or accrued interest. There were no loans from the Corporate General Partner or associated interest expense during the nine months ended September 30, 2002.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $360,000 and $508,000 for the nine months ended September 30, 2003 and 2002, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $106,000 and $212,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. These amounts are included in general and administrative expenses and investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $192,000 and $232,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Events

On January 18, 2003, there was a fire at Tar River Estates Apartments causing damage to eight units. The property incurred damages of approximately $504,000 and lost rents of approximately $41,000. During the nine months ended September 30, 2003, the Partnership recognized a gain of approximately $369,000 as a
result  of  the  receipt  of  insurance  proceeds  of  approximately   $452,000,
approximately $208,000 of which are on deposit with the mortgage lender at September 30, 2003, offset by the write-off of the undepreciated damaged assets of approximately $83,000.

In June 2002, Foxfire Apartments experienced a fire, causing damage to twelve units. The property incurred damages of approximately $677,000 as a result of the fire and lost rents of approximately $61,000. During the year ended December 31, 2002, insurance proceeds of approximately $494,000 were received to cover the damage to the property, including approximately $59,000 which was held on deposit with the mortgage lender at December 31, 2002 and released to the Partnership during the nine months ended September 30, 2003. The Partnership recognized a casualty gain of approximately $394,000 after writing off the undepreciated cost of the damaged units during the year ended December 31, 2002. During the nine months ended September 30, 2003, the Partnership received additional proceeds of approximately $157,000 to cover the damages and approximately $61,000 to cover the lost rents, which are included in rental income. The Partnership recognized an additional gain of approximately $129,000 for the nine months ended September 30, 2003, after writing off additional undepreciated damaged assets of approximately $28,000.

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

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Corporate General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Corporate General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                                        September 30,
                  Property                              2003     2002

                  Foxfire Apartments
                     Atlanta, Georgia (1)               78%       90%

                  Old Salem Apartments
                     Charlottesville, Virginia (2)      91%       97%

                  Woodland Village Apartments
                     Columbia, South Carolina           91%       90%

                  Lake Johnson Mews Apartments
                     Raleigh, North Carolina (3)        92%       95%

                  The Lexington Green Apartments
                     Sarasota, Florida                  94%       96%

                  Millhopper Village Apartments
                     Gainesville, Florida               95%       96%

                  Tar River Estates Apartments
                     Greenville, North Carolina (4)     89%       86%


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

Results of Operations

The Partnership's net loss for the three months ended September 30, 2003 was approximately $1,000, as compared to net income of approximately $189,000 for the three months ended September 30, 2002. The Partnership's net income for the nine months ended September 30, 2003 was approximately $312,000 as compared to net income of approximately $905,000 for the nine months ended September 30, 2002. The decrease in net income for the three and nine months ended September 30, 2003 is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues for the nine months ended September 30, 2003 is due to decreases in both rental and other income, partially offset by an increase in the recognition of casualty gains. The decrease in total revenues for the three months ended September 30, 2003 is due to decrease in other income partially offset by an increase in the recognition of casualty gains. Rental income remained relatively constant for the three months ended September 30, 2003. The decrease in rental income for the nine months ended September 30, 2003 is primarily due to the decrease in occupancy at five of the Partnership's investment properties and the decrease in average rental rates at four properties, partially offset by increases in occupancy at Woodland Village Apartments and Tar River Estates Apartments, average rental rates at Old Salem Apartments, Lexington Green Apartments, and Tar River Estates Apartments, and insurance proceeds received to cover lost rents as a result of the casualty at Foxfire Apartments (as discussed below). The casualty gains recognized in 2003 are the result of casualties at Foxfire Apartments and Tar River Estates Apartments. The casualty gains recognized in 2002 are the result of casualties at Tar River Estates Apartments and Lexington Green Apartments (as discussed below). Other income decreased primarily due to decreases in lease cancellation fees at Millhopper Village Apartments and Lexington Green Apartments, student housing fees at Tar River Estates Apartments, and interest income, partially offset by increases in utility reimbursements at Old Salem Apartments and late charges at Foxfire Apartments.

The increase in total expenses for the three months ended September 30, 2003 is due to increases in both operating and depreciation expense, partially offset by decreases in interest, property tax and general and administrative expenses. The increase in total expenses for the nine months ended September 30, 2003 is due to increases in both operating and depreciation expense, partially offset by decreases in both interest and general and administrative expenses. Property tax expense remained relatively constant for the nine months ended September 30, 2003. The increase in operating expenses is primarily due to increases in utility expenses at Old Salem Apartments, advertising expenses at Foxfire Apartments and contract maintenance expense at most of the Partnership's investment properties, partially offset by a decrease in property management fees as a result of the decrease in rental income. Depreciation expense increased as a result of property improvements and replacements placed into service during the past twelve months. Interest expense decreased as a result of scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans. Property tax expenses decreased for the three months ended September 30, 2003 due to the timing and receipt of the tax bills, which affected the estimation of the property tax accrual at Tar River Estates Apartments.

General and administrative expenses decreased for both the three and nine months ended September 30, 2003 due to a decrease in management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included in general and administrative expenses for the three and nine months ended September 30, 2003 and 2002.

On January 18, 2003, there was a fire at Tar River Estates Apartments causing damage to eight units. The property incurred damages of approximately $504,000 and lost rents of approximately $41,000. During the nine months ended September 30, 2003, the Partnership recognized a gain of approximately $369,000 as a
result  of  the  receipt  of  insurance  proceeds  of  approximately   $452,000,
approximately $208,000 of which are on deposit with the mortgage lender at September 30, 2003, offset by the write-off of the undepreciated damaged assets of approximately $83,000.

In June 2002, Foxfire Apartments experienced a fire, causing damage to twelve units. The property incurred damages of approximately $677,000 as a result of the fire and lost rents of approximately $61,000. During the year ended December 31, 2002, insurance proceeds of approximately $494,000 were received to cover the damage to the property, including approximately $59,000 which was held on deposit with the mortgage lender at December 31, 2002 and released to the Partnership during the nine months ended September 30, 2003. The Partnership recognized a casualty gain of approximately $394,000 after writing off the undepreciated cost of the damaged units during the year ended December 31, 2002. During the nine months ended September 30, 2003, the Partnership received additional proceeds of approximately $157,000 to cover the damages and approximately $61,000 to cover the lost rents, which are included in rental income. The Partnership recognized an additional gain of approximately $129,000 for the nine months ended September 30, 2003, after writing off additional undepreciated damaged assets of approximately $28,000.

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

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $732,000, compared to approximately $1,203,000 at September 30, 2002. The decrease in cash and cash equivalents of approximately $55,000 for the nine months ended September 30, 2003, from December 31, 2002, is due to approximately $1,315,000 of cash used in investing activities and approximately $1,474,000 of cash used in financing activities, partially offset by approximately $2,734,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from escrow accounts maintained by the mortgage lenders and the receipt of insurance proceeds. Cash used in financing activities consisted of distributions to partners, payments of principal on the mortgages encumbering the Partnership's investment properties and payments on advances from an affiliate of the Corporate General Partner, partially offset by an advance from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Millhopper Village Apartments: During the nine months ended September 30, 2003, the Partnership completed approximately $41,000 of capital improvements at Millhopper Village Apartments, consisting primarily of roof and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $11,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of additional floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Foxfire Apartments: During the nine months ended September 30, 2003, the Partnership completed approximately $710,000 of capital improvements at Foxfire Apartments, consisting primarily of sewer upgrades, floor covering and appliance replacements, and construction related to the fire discussed in "Results of Operations". These improvements were funded from operations and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $165,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of construction related to the 2002 fire, HVAC upgrades, and additional floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lake Johnson Mews Apartments: During the nine months ended September 30, 2003, the Partnership completed approximately $156,000 of capital improvements at Lake Johnson Mews Apartments, consisting primarily of swimming pool upgrades, parking area upgrades, and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year. The Partnership expects that only necessary improvements will be made during the remainder of 2003 in order to maintain occupancy at the property.

Woodland Village Apartments: During the nine months ended September 30, 2003, the Partnership completed approximately $78,000 of capital improvements at Woodland Village Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $26,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of additional floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The Lexington Green Apartments: During the nine months ended September 30, 2003, the Partnership completed approximately $142,000 of capital improvements at The Lexington Green Apartments, consisting primarily of exterior painting, plumbing upgrades and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $9,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of additional floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Tar River Estates Apartments: During the nine months ended September 30, 2003, the Partnership completed approximately $321,000 of capital improvements at Tar River Estates Apartments, consisting primarily of cabinet upgrades, floor covering replacement, and construction related to the fire discussed in "Results of Operations". These improvements were funded from operations, replacement reserves, and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $78,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of communications enhancements and additional floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Old Salem Apartments: During the nine months ended September 30, 2003, the Partnership completed approximately $160,000 of capital improvements at Old Salem Apartments, consisting primarily of structural improvements and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year. The Partnership expects that only necessary improvements will be made during the remainder of 2003 in order to maintain occupancy at the property.

The additional capital expenditures will be incurred only if cash is available from operations and from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness encumbering the Partnership's properties of approximately $45,759,000 is amortized over varying periods with maturity dates ranging from November 1, 2019 to January 1, 2022, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):



                              Nine Months                   Nine Months
                                 Ended       Per Limited       Ended      Per Limited
                             September 30,   Partnership   September 30,  Partnership
                                 2003            Unit           2002          Unit

Financing Proceeds (1)          $  505         $  9.61         $3,785        $ 72.05
Sale Proceeds (2)                   --              --          2,479          47.18
Other (3)                           --              --             52             --
   Total                        $  505         $  9.61         $6,316        $119.23

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 37,480 limited partnership units (the "Units") in the Partnership representing 71.34% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 13, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 15,058 Units for a purchase price of $235.52 per Unit. Such offer expires on December 12, 2003. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 71.34% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Corporate General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Corporate General Partner the claims will not result in any material liability to the Partnership.

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

               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          b) Reports on Form 8-K:

               None filed during the quarter ended September 30, 2003.

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

                                 Date:  November 13, 2003

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

Date:  November 13, 2003

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

Date:  November 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties V (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.