Form 10KSB
period 2003-12-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2004-03-29
CIK 712753

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $14,539,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The offering terminated on December 8, 1983. Upon termination of the offering, the Registrant had accepted subscriptions for 52,538 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $52,538,000. Unsold Units (numbering 47,462) were deregistered pursuant to Post Effective Amendment No. 3 to the Registration Statement filed with the Securities and Exchange Commission on December 21, 1983. The Registrant invested approximately $38,900,000 of such proceeds in eight existing apartment properties. At December 31, 2003 the Partnership continues to own and operate seven of its original properties as one property was foreclosed upon in 1988. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

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

Item 2.  Description of Properties

The following table sets forth the Partnership's investments in properties:


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

Woodland Village Apartments          09/01/83   Fee ownership, subject     Apartment
  Columbia, South Carolina                      to first mortgage.         308 units

Lake Johnson Mews Apartments         09/30/83   Fee ownership, subject     Apartment
  Raleigh, North Carolina                       to first mortgage.         201 units

The Lexington Green Apartments       10/31/83   Fee ownership, subject     Apartment
  Sarasota, Florida                             to first mortgage. (1)     267 units

Millhopper Village Apartments        11/22/83   Fee ownership, subject     Apartment
  Gainesville, Florida                          to first mortgage.         136 units

Tar River Estates Apartments         01/18/84   Fee ownership, subject     Apartment
  Greenville, North Carolina                    to first mortgage. (1)     220 units


(1) Property is held by a Limited Partnership which the Registrant owns a 99.99% interest in.

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                          Gross
                        Carrying   Accumulated   Depreciable    Method of     Federal
Property                  Value   Depreciation      Life      Depreciation   Tax Basis
                            (in thousands)                                 (in thousands)

Foxfire Apartments       $12,353     $ 8,019      5-30 yrs         S/L        $1,936
Old Salem Apartments      18,445      12,903      5-30 yrs         S/L         2,977
Woodland Village
   Apartments             14,041       9,342      5-30 yrs         S/L         2,074
Lake Johnson Mews
   Apartments              9,359       6,250      5-30 yrs         S/L         1,567
The Lexington Green
   Apartments             11,515       6,917      5-34 yrs         S/L         2,457
Millhopper Village
   Apartments              6,251       4,433      5-30 yrs         S/L           826
Tar River Estates
   Apartments             16,515       8,300      5-30 yrs         S/L         2,362
                         $88,479     $56,164                                 $14,199

See "Note A - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                           Principal                                          Principal
                           Balance At     Stated                               Balance
                          December 31,   Interest    Period     Maturity        Due At
       Property               2003         Rate     Amortized   Date(2)      Maturity(2)
                         (in thousands)                                     (in thousands)

Foxfire Apartments
  1st mortgage             $ 6,479         7.79%       (1)      11/01/19     $    --

Old Salem Apartments
  1st mortgage               9,164         8.02%       (1)      12/01/19          --

Woodland Village
  Apartments
  1st mortgage               7,587         7.11%       (1)      09/01/21          --

Lake Johnson Mews
  Apartments
  1st mortgage               6,706         7.43%       (1)      07/01/21          --

The Lexington Green
  Apartments
  1st mortgage               6,511         7.22%       (1)      01/01/21          --

Millhopper Village
  Apartments
   1st mortgage              3,981         7.43%       (1)      07/01/21          --

Tar River Estates
  Apartments
   1st mortgage              4,961         7.23%       (1)      01/01/22          --

Total                      $45,389                                          $     --

(1)   The principal balance is being amortized over 240 months.

(2) See "Note B - Mortgage Notes Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for the years ended December 31, 2003 and 2002 are as follows:


                                           Average Annual           Average Annual
                                            Rental Rates              Occupancy
                                             (per unit)
Property                                 2003         2002         2003        2002
Foxfire Apartments (1)                  $7,796       $8,561         81%        87%
Old Salem Apartments (2)                 8,406        8,262         92%        96%
Woodland Village Apartments              7,928        8,104         91%        90%
Lake Johnson Mews Apartments (4)         8,030        8,434         93%        93%
The Lexington Green Apartments (3)       8,507        8,370         93%        96%
Millhopper Village Apartments            8,525        8,619         95%        96%
Tar River Estates Apartments             7,488        7,402         89%        89%

(1) The Corporate General Partner attributes the decrease in occupancy at Foxfire Apartments to an increase in home purchases in the Atlanta area as a result of lower home mortgage interest rates and to the casualty which occurred in June 2002 (as discussed in Item 6. Management Discussion and Analysis or Plan of Operation - Results of Operations"). The decrease in average rental rates is a result of lowering rates in an effort to increase occupancy and remain competitive in the Atlanta area.

(2)   The Corporate General Partner  attributes the decrease in occupancy at Old
      Salem  Apartments  to  unfavorable   economic   conditions  and  increased
      competition in the Charlottesville area.

(3)   The Corporate General Partner  attributes the decrease in occupancy at The
      Lexington  Green  Apartments  to  unfavorable   economic   conditions  and
      increased competition in the Sarasota area.

(4) The Corporate General Partner attributes the decrease in average rental rates at Lake Johnson Mews Apartments to efforts to maintain occupancy in the Raleigh area.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. As of December 31, 2003, no residential tenant leases 10% or more of the available rental space. All of the properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2003 for each property were as follows:

                                           2003              2003
                                         Billings            Rates
                                      (in thousands)

Foxfire Apartments                        $140                3.30%
Old Salem Apartments                       120                0.76%
Woodland Village Apartments                226               35.45%
Lake Johnson Mews Apartments*               93                1.03%
The Lexington Green Apartments             245                2.31%
Millhopper Village Apartments               93                2.56%
Tar River Estates Apartments                86                1.54%

*This property has a fiscal year different than the real estate tax year.

Capital Improvements:

Millhopper Village Apartments: The Partnership completed approximately $70,000 in capital expenditures at Millhopper Village Apartments during the year ended December 31, 2003, consisting primarily of roof and floor covering replacement. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $75,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Foxfire Apartments: The Partnership completed approximately $705,000 in capital expenditures at Foxfire Apartments during the year ended December 31, 2003, consisting primarily of parking area resurfacing, sewer upgrades, floor covering and appliance replacements, and construction related to the fire discussed in "Note F - Casualty Events" to the consolidated financial statements included in "Item 7. Financial Statements". These improvements were funded from insurance proceeds and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $146,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lake Johnson Mews Apartments: The Partnership completed approximately $188,000 in capital expenditures at Lake Johnson Mews Apartments during the year ended December 31, 2003, consisting primarily of parking area upgrades, swimming pool upgrades, electrical upgrades, and floor covering replacement. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $111,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Woodland Village Apartments: The Partnership completed approximately $101,000 in capital expenditures at Woodland Village Apartments during the year ended December 31, 2003, consisting primarily of roof replacement and appliance and floor covering replacements. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately
$169,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Lexington Green Apartments: The Partnership completed approximately $260,000 in capital expenditures at Lexington Green Apartments during the year ended December 31, 2003, consisting primarily of plumbing upgrades, exterior painting, and floor covering replacement. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately
$147,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tar River Estates Apartments: The Partnership completed approximately $745,000 in capital expenditures at Tar River Estates Apartments during the year ended December 31, 2003, consisting primarily of cabinet upgrades, sewer upgrades, floor covering replacement, and construction related to the fire discussed in "Note F - Casualty Events" to the consolidated financial statements included in `Item 7. Financial Statements". These improvements were funded from replacement reserves, operations, and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $121,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Old Salem Apartments: The Partnership completed approximately $248,000 in capital expenditures at Old Salem Apartments during the year ended December 31, 2003, consisting primarily of heating upgrades, cabinet upgrades, structural improvements, water heater replacements, air conditioning unit upgrades, and appliance and floor covering replacements. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $200,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital improvements planned for the year ended 2004 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the event that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Corporate General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 52,538 limited partnership units (the "Units") aggregating $52,538,000, inclusive of 100 units which were purchased by the Corporate General Partner. The Partnership had 1,607 holders of record owning an aggregate of 52,538 Units at December 31, 2003. Affiliates of the Corporate General Partner owned 38,075 units or 72.47% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):


                              Year Ended     Per Limited     Year Ended   Per Limited
                             December 31,    Partnership    December 31,  Partnership
                                 2003            Unit           2002          Unit

Financing Proceeds (1)          $  505         $  9.61         $4,200        $ 79.95
Sale Proceeds (2)                   --              --          2,479          47.18
Other (3)                           --              --             52             --
   Total                        $  505         $  9.61         $6,731        $127.13

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

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, property refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 38,075 Units in the Partnership representing 72.47% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2003 was approximately $305,000, as compared to net income of approximately $1,343,000 for the year ended December 31, 2002. The decrease in net income is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to decreases in rental income and the recognition of casualty gains. Other income remained relatively constant for the comparable periods. The decrease in rental income is primarily due to the decrease in occupancy at four of the Partnership's investment properties and the decrease in average rental rates at four properties, partially offset by increases in occupancy at Woodland Village Apartments and average rental rates at Old Salem Apartments, The Lexington Green Apartments and Tar River Estates Apartments, and insurance proceeds to cover lost rents as a result of the casualties at Foxfire Apartments, and Tar River Estates Apartments (as discussed below). The casualty gains recognized in 2003 are the result of casualties at Foxfire Apartments and Tar River Estates Apartments (as discussed below). The casualty gains recognized in 2002 are the result of casualties at Foxfire Apartments, Tar River Estates Apartments, and The Lexington Green Apartments (as discussed below).

The increase in total expenses is due to increases in operating, depreciation, and general and administrative expenses, partially offset by a decrease in interest expense. Property tax expense remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in utility expenses at Old Salem Apartments, advertising expense at Foxfire Apartments, contract maintenance expense at most of the Partnership's investment properties, and payroll related expenses at most of the properties, partially offset by a decrease in property management fees as a result of the decrease in rental income. Depreciation expense increased as a result of property improvements and replacements placed into service at the properties during the past twelve months. Interest expense decreased primarily as a result of scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans.

The increase in general and administrative expenses is primarily due to an increase in the costs of services included in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses for the years ended December 31, 2003 and 2002.

On January 18, 2003, there was a fire at Tar River Estates Apartments causing damage to eight units. The property incurred damages of approximately $611,000 and lost rents of approximately $69,000. During the year ended December 31, 2003, the Partnership recognized a gain of approximately $500,000 as a result of the receipt of insurance proceeds of approximately $601,000, offset by the write-off of the undepreciated damaged assets of approximately $101,000. In addition, the Partnership received insurance proceeds of approximately $69,000 to cover the lost rents, which is included in rental income.

In June 2002, Foxfire Apartments experienced a fire, causing damage to twelve units. The property incurred damages of approximately $677,000 as a result of the fire and lost rents of approximately $61,000. During the year ended December 31, 2002, insurance proceeds of approximately $494,000 were received to cover the damage to the property, including approximately $59,000 which was held on deposit with the mortgage lender at December 31, 2002 and released to the Partnership during the year ended December 31, 2003. The Partnership recognized a casualty gain of approximately $394,000 after writing off the undepreciated cost of the damaged units during the year ended December 31, 2002. During the year ended December 31, 2003, the Partnership received additional proceeds of approximately $157,000 to cover the damages and approximately $61,000 to cover the lost rents, which is included in rental income. The Partnership recognized an additional gain of approximately $129,000 for the year ended December 31, 2003, after writing off additional undepreciated damaged assets of approximately $28,000.

In September 2001, The Lexington Green Apartments was damaged by a tropical storm. There was extensive damage to two units in addition to 36 units with minor damage. The property incurred damages of approximately $69,000 as a result of the storm. During the year ended December 31, 2001, insurance proceeds of approximately $52,000 were received to cover the damage to the property. These proceeds were held on deposit with the mortgage lender at December 31, 2001. After writing off the undepreciated costs of the damaged units, the Partnership recognized a casualty gain of approximately $33,000 during the year ended December 31, 2001. During the year ended December 31, 2002, insurance proceeds of approximately $69,000 were received by the Partnership, which included the proceeds held on deposit with the mortgage lender. The additional insurance proceeds received resulted in an additional casualty gain of approximately $17,000 for the year ended December 31, 2002.

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $458,000, compared to approximately $787,000 at December 31, 2002. The decrease in cash and cash equivalents of approximately $329,000 is due to approximately $1,844,000 of cash used in financing activities and approximately $1,667,000 of cash used in investing activities, partially offset by approximately $3,182,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's investment properties, distributions to partners, and payments on advances from an affiliate of the Corporate General Partner, partially offset by an advance from an affiliate of the Corporate General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by the receipt of insurance proceeds and net withdrawals from escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $969,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $45,389,000 is amortized over varying periods with maturity dates ranging from November 1, 2019 to January 1, 2022, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):


                              Year Ended     Per Limited     Year Ended   Per Limited
                             December 31,    Partnership    December 31,  Partnership
                                 2003            Unit           2002          Unit

Financing Proceeds (1)          $  505         $  9.61         $4,200        $ 79.95
Sale Proceeds (2)                   --              --          2,479          47.18
Other (3)                           --              --             52             --
   Total                        $  505         $  9.61         $6,731        $127.13

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

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, property refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners in 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 38,075 Units in the Partnership representing 72.47% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Impairment of Long-Lived Assets

The Partnership's investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.  Financial Statements


SHELTER PROPERTIES V

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

      Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties V


We have audited the accompanying consolidated balance sheet of Shelter Properties V as of December 31, 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties V at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                         /s/ ERNST & YOUNG LLP

Greenville, South Carolina
February 27, 2004

                              SHELTER PROPERTIES V

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
   Cash and cash equivalents                                                 $ 458
   Receivables and deposits                                                      342
   Restricted escrows                                                            277
   Other assets                                                                1,429
   Investment properties (Notes B and E):
      Land                                                    $ 4,054
      Buildings and related personal property                   84,425
                                                               88,479
      Less accumulated depreciation                            (56,164)       32,315
                                                                            $ 34,821

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 145
   Tenant security deposit liabilities                                           299
   Accrued property taxes                                                        237
   Other liabilities                                                             650
   Mortgage notes payable (Note B)                                            45,389

Partners' Deficit
   General partners                                           $   (371)
   Limited partners (52,538 units
      issued and outstanding)                                  (11,528)      (11,899)
                                                                            $ 34,821

        See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)





                                                      Years Ended December 31,
                                                          2003         2002
Revenues:
 Rental income                                            $12,530     $12,959
 Other income                                               1,380       1,381
 Casualty gains (Note F)                                      629         787
      Total revenues                                       14,539      15,127

Expenses:
 Operating                                                  5,835       5,474
 General and administrative                                   511         480
 Depreciation                                               3,338       3,196
 Interest                                                   3,534       3,627

 Property taxes                                             1,016       1,007
      Total expenses                                       14,234      13,784

Net income (Note C)                                      $    305    $  1,343

Net income allocated to general partners (1%)            $      3    $     13

Net income allocated to limited partners (99%)                302       1,330

                                                         $    305    $  1,343

Net income per limited partnership unit                  $   5.75    $  25.32

Distributions per limited partnership unit               $   9.61    $ 127.13


        See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners    Partners     Total

Original capital contributions           52,538        $   2      $ 52,538   $ 52,540

Partners' deficit
   at December 31, 2001                  52,538        $(335)     $ (5,976)  $ (6,311)

Distributions to partners                    --          (52)       (6,679)    (6,731)

Net income for the year
   ended December 31, 2002                   --           13         1,330      1,343

Partners' deficit
   at December 31, 2002                  52,538         (374)      (11,325)   (11,699)

Distributions to partners                    --           --          (505)      (505)


Net income for the year
   ended December 31, 2003                   --            3           302        305

Partners' deficit
   at December 31, 2003                  52,538       $ (371)     $(11,528)  $(11,899)

        See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                  Years Ended
                                                                 December 31,
                                                             2003           2002

Cash flows from operating activities:
  Net income                                               $    305      $  1,343
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                               3,338         3,196
   Amortization of loan costs                                    82            84
   Casualty gain                                               (629)         (787)
   Bad debt expense                                             240           234
   Change in accounts:
      Receivables and deposits                                 (110)         (178)
      Other assets                                             (101)           (3)
      Accounts payable                                           76           (62)
      Tenant security deposit liabilities                        10             4
      Accrued property taxes                                     17           (65)
      Other liabilities                                         (46)           98
         Net cash provided by operating activities            3,182         3,864

Cash flows from investing activities:
   Property improvements and replacements                    (2,608)       (2,885)
   Net withdrawals from restricted escrows                      124           418
   Insurance proceeds received                                  817           880
         Net cash used in investing activities               (1,667)       (1,587)

Cash flows from financing activities:
   Payments on mortgage notes payable                        (1,319)       (1,176)
   Loan costs paid                                               --            (4)
   Distributions to partners                                   (505)       (6,731)
   Advances from affiliate                                      219            21
   Payments on advances from affiliate                         (239)           (1)
         Net cash used in financing activities               (1,844)       (7,891)

Net decrease in cash and cash equivalents                      (329)       (5,614)
Cash and cash equivalents at beginning of the year              787         6,401
Cash and cash equivalents at end of the year              $     458     $     787
Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   3,522     $   3,453
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
    payable                                               $      --     $     291
  Insurance proceeds on deposit with mortgage lender      $      --     $      59

At December 31, 2001, approximately $287,000 of property improvements and replacements were included in accounts payable.


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

Reconciliation of Cash Flows:

                                                       Years Ended
                                                       December 31,
                                                   2003            2002
                                                      (in thousands)
Net cash provided by operating
   activities                                  $ 3,182         $ 3,864
  Property improvements and
   replacements                                 (2,608)         (2,885)
  Payments on mortgage notes payable            (1,319)         (1,176)
  Changes in reserves for net
     operating liabilities                         154             206
  Changes in restricted escrows, net               124             418

     Net cash (used in) from operations        $  (467)        $   427

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

Undistributed Net Proceeds from Sales and Refinancings: At December 31, 2003, the Partnership had undistributed net proceeds of approximately $230,000 from the financing obtained on Tar River Estates Apartments in December 2001.

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. Accordingly, net income as shown in the consolidated statements of operations and changes in partners' deficit for 2003 and 2002 was allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit was computed by dividing the net income allocated to the limited partners by 52,538 units outstanding.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity at the Partnership's incremental borrowing rate, was approximately $49,945,000 at December 31, 2003.

Other Reserves: The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during the years ended December 31, 2003 and 2002 were decreases of approximately $154,000 and $206,000, respectively. The amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $207,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Capital Improvements Reserve: During 2001, the Partnership received a settlement for defective siding materials which was used in a construction project at Lexington Green Apartments completed during 1988. A reserve account was established in 2001 with the mortgage lender pending the completion of renovations to replace the defective materials at the property. All work has been completed and is currently awaiting inspection at which time the mortgage lender will release the funds. At December 31, 2003, the balance in this reserve was approximately $227,000, including interest.

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

Loan Costs: Loan costs of approximately $1,437,000, less accumulated amortization of approximately $241,000, are included in other assets and are being amortized by both the straight-line and effective interest methods. Amortization expense for 2003 and 2002 was approximately $82,000 and $84,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $82,000 in 2004, $81,000 in 2005, $80,000 in 2006,
$79,000 in 2007 and $78,000 in 2008.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income attributable to leases monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Investment Properties: Investment properties consist of seven apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2003 or 2002.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $220,000 and $164,000 for the years ended December 31, 2003 and 2002, respectively, were charged to operating expense as incurred.

Note B - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:


                                Principal     Monthly                           Principal
                               Balance At     Payment     Stated                 Balance
                              December 31,   Including   Interest  Maturity      Due At
Property                          2003        Interest     Rate      Date       Maturity
                                   (in thousands)                            (in thousands)

Foxfire Apartments
 1st mortgage                   $ 6,479       $ 59        7.79%    11/01/19       $ --

Old Salem Apartments
 1st mortgage                     9,164          85       8.02%    12/01/19           --

Woodland Village Apartments
 1st mortgage                     7,587          63       7.11%    09/01/21           --

Lake Johnson Mews Apartments
 1st mortgage                     6,706          57       7.43%    07/01/21           --

The Lexington Green
Apartments
 1st mortgage                     6,511          55       7.22%    01/01/21           --

Millhopper Village Apartments
 1st mortgage                     3,981          34       7.43%    07/01/21           --

Tar River Estates Apartments
 1st mortgage                     4,961          41       7.23%    01/01/22           --

Total                           $45,389       $ 394                                  $ --

The mortgage notes payable are non-recourse and are secured by a pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2003 are as follows (in thousands):

                                     2004     $  1,335
                                     2005        1,484
                                     2006        1,599
                                     2007        1,723
                                     2008        1,858
                                  Thereafter    37,390
                                              $ 45,389

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                        2003          2002

Net income as reported                  $ 305        $ 1,343
Add (deduct):
     Depreciation differences           1,994         2,004
     Change in prepaid rental             (36)            4
     Gain from casualty and sale         (809)         (620)
     Other                                 318         (310)
Federal taxable income                $ 1,772       $ 2,421

Federal taxable income per
     limited partnership unit         $ 33.39       $ 45.61

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

            Net liabilities as reported            $ (11,899)
            Land and buildings                        (1,613)
            Accumulated depreciation                 (16,503)
            Syndication fees                           6,747
            Other                                        418

            Net liabilities - tax basis            $ (22,850)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $664,000 and $725,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner were entitled to receive reimbursement of accountable administrative expenses amounting to approximately $582,000 and $645,000 for the years ended December 31, 2003 and 2002, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $186,000 and $295,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. The reimbursement of accountable administrative expenses includes approximately $57,000 owed to affiliates of the Corporate General Partner at December 31, 2003. These amounts are included in general and administrative expenses, investment properties, and other liabilities.

In accordance with the Partnership Agreement, the Corporate General Partner loaned approximately $219,000 to the Partnership to cover real estate tax payments at Woodland Village Apartments during the year ended December 31, 2003. During the year ended December 31, 2002, the Corporate General Partner loaned the Partnership $21,000 to cover real estate tax payments and other operating expenses related to three properties. Interest was accrued at the prime rate plus 2%. Interest expense was approximately $1,000 for the year ended December 31, 2003 and less than $1,000 for the year ended December 31, 2002. During the years ended December 31, 2003 and 2002, the Partnership repaid advances of approximately $239,000 and $1,000, respectively, and related interest of approximately $1,000 to the Corporate General Partner with cash from operations. At December 31, 2003 there were no outstanding loans or accrued interest owed to the Corporate General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $192,000 and $232,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 38,075 Units in the Partnership representing 72.47% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation


                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)

                                                           Buildings        Cost
                                                          and Related   Capitalized
                                                           Personal    Subsequent to
           Description            Encumbrances    Land     Property     Acquisition
                                  (in thousands)                      (in thousands)
Foxfire Apartments                   $ 6,479     $ 830      $ 9,122       $ 2,401
Old Salem Apartments                   9,164        654      12,664         5,127
Woodland Village Apartments            7,587        605       9,135         4,301
Lake Johnson Mews Apartments           6,706        338       6,725         2,296
The Lexington Green Apartments         6,511      1,102       6,620         3,793
Millhopper Village Apartments          3,981        239       4,305         1,707
Tar River Estates Apartments           4,961        474       9,985         6,056
Totals                               $45,389    $ 4,242     $58,556       $25,681



                              Gross Amount At Which
                                   Carried
                              At December 31, 2003
                                 (in thousands)

                                    Buildings
                                       And
                                      Related                       Date of
                                     Personal          Accumulated Construc-   Date   Depreciable
          Description         Land   Property   Total  Depreciation  tion    Acquired     Life
                                                      (in thousands)
   Foxfire Apartments
   Atlanta, Georgia          $   830  $11,523  $12,353  $ 8,019    1969-1971  07/19/83 5-30 yrs

   Old Salem Apartments
   Charlottesville, Virginia     654   17,791   18,445   12,903    1969-1971  08/25/83 5-30 yrs

   Woodland Village
   Apartments
   Columbia, South Carolina      605   13,436   14,041    9,342       1974    09/01/83 5-30 yrs

   Lake Johnson Mews
   Apartments
   Raleigh, North Carolina       338    9,021    9,359    6,250    1972-1973  09/30/83 5-30 yrs

   The Lexington Green
    Apartments
   Sarasota, Florida           1,102   10,413   11,515    6,917    1973-1982  10/31/83 5-34 yrs

   Millhopper Village
   Apartments
   Gainesville, Florida          239    6,012    6,251    4,433    1970-1976  11/22/83 5-30 yrs

   Tar River Estates
   Apartments
   Greenville,         North     286   16,229   16,515    8,300    1969-1972  01/18/84 5-30 yrs
   Carolina

                             $ 4,054  $84,425  $88,479  $56,164
            Totals

Reconciliation of "investment properties and accumulated depreciation":

                                                          Years Ended
                                                          December 31,
                                                       2003            2002
                                                          (in thousands)
Real Estate
Balance at beginning of year                        $86,586          $83,983
    Property improvements                             2,317            2,889
    Disposals of property                              (424)            (286)
Balance at end of year                              $88,479          $86,586

Accumulated Depreciation

Balance at beginning of year                        $53,121          $50,111
    Additions charged to expense                      3,338            3,196
    Disposals of property                              (295)            (186)
Balance at end of year                              $56,164          $53,121

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002 is approximately $86,866,000 and $85,138,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002 is approximately $72,667,000 and $71,323,000, respectively.

Note F - Casualty Events

On January 18, 2003, there was a fire at Tar River Estates Apartments causing damage to eight units. The property incurred damages of approximately $611,000 and lost rents of approximately $69,000. During the year ended December 31, 2003, the Partnership recognized a gain of approximately $500,000 as a result of the receipt of insurance proceeds of approximately $601,000, offset by the write-off of the undepreciated damaged assets of approximately $101,000. In addition, the Partnership received insurance proceeds of approximately $69,000 to cover the lost rents, which is included in rental income.

In June 2002, Foxfire Apartments experienced a fire, causing damage to twelve units. The property incurred damages of approximately $677,000 as a result of the fire and lost rents of approximately $61,000. During the year ended December 31, 2002, insurance proceeds of approximately $494,000 were received to cover the damage to the property, including approximately $59,000 which was held on deposit with the mortgage lender at December 31, 2002 and released to the Partnership during the year ended December 31, 2003. The Partnership recognized a casualty gain of approximately $394,000 after writing off the undepreciated cost of the damaged units during the year ended December 31, 2002. During the year ended December 31, 2003, the Partnership received additional proceeds of approximately $157,000 to cover the damages and approximately $61,000 to cover the lost rents, which is included in rental income. The Partnership recognized an additional gain of approximately $129,000 for the year ended December 31, 2003, after writing off additional undepreciated damaged assets of approximately $28,000.

In September 2001, The Lexington Green Apartments was damaged by a tropical storm. There was extensive damage to two units in addition to 36 units with minor damage. The property incurred damages of approximately $69,000 as a result of the storm. During the year ended December 31, 2001, insurance proceeds of approximately $52,000 were received to cover the damage to the property. These proceeds were held on deposit with the mortgage lender at December 31, 2001. After writing off the undepreciated costs of the damaged units, the Partnership recognized a casualty gain of approximately $33,000 during the year ended December 31, 2001. During the year ended December 31, 2002, insurance proceeds of approximately $69,000 were received by the Partnership, which included the proceeds held on deposit with the mortgage lender. The additional insurance proceeds received resulted in an additional casualty gain of approximately $17,000 for the year ended December 31, 2002.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Corporate General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8A.  Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
Compliance  with Section 16(a) of the Exchange Act

The Registrant has no directors or officers. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner"). The names and ages of, as well as the position and offices held by, the present directors or officers of the Corporate General Partner are set forth below. There are no family relationships between or among any directors or officers.

Peter K. Kompaniez               59   Director
Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                       Officer

Peter K. Kompaniez has been Director of the Corporate General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Corporate General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Corporate General Partner since February 2004. Ms. Long has been with AIMCO since
October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Corporate General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles  Cortez was  appointed  Executive  Vice  President,  General  Counsel  and
Secretary of the Corporate General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Corporate General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Corporate General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10. Executive Compensation

Neither the directors nor officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the "Units") of the Registrant as of December 31, 2003.

Entity                                  Number of Units      Percentage

Cooper River Properties, LLC
 (an affiliate of AIMCO)                      2,722             5.18%
AIMCO IPLP, L.P. (formerly known as
Insignia Properties L.P.)
 (an affiliate of AIMCO)                     20,144            38.34%
AIMCO Properties, L.P.)
 (an affiliate of AIMCO)                     15,209            28.95%

Cooper River Properties LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties L.P. is indirectly ultimately owned by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership. AIMCO Properties, L.P., the other general partner acquired 595 Units during the current fiscal year.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $664,000 and $725,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses on the consolidated statements of operations included in "Item 7. Financial Statements".

Affiliates of the Corporate General Partner were entitled to receive reimbursement of accountable administrative expenses amounting to approximately $582,000 and $645,000 for the years ended December 31, 2003 and 2002, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $186,000 and $295,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. The reimbursement of accountable administrative expenses includes approximately $57,000 owed to affiliates of the Corporate General Partner at December 31, 2003. These amounts are included in general and administrative expenses, investment properties, and other liabilities on the consolidated financial statements included in "Item 7. Financial Statements".

In accordance with the Partnership Agreement, the Corporate General Partner loaned approximately $219,000 to the Partnership to cover real estate tax payments at Woodland Village Apartments during the year ended December 31, 2003. During the year ended December 31, 2002, the Corporate General Partner loaned the Partnership $21,000 to cover real estate tax payments and other operating expenses related to three properties. Interest was accrued at the prime rate plus 2%. Interest expense was approximately $1,000 for the year ended December 31, 2003 and less than $1,000 for the year ended December 31, 2002. During the years ended December 31, 2003 and 2002, the Partnership repaid advances of approximately $239,000 and $1,000, respectively, and related interest of approximately $1,000 to the Corporate General Partner with cash from operations. At December 31, 2003 there were no outstanding loans or accrued interest owed to the Corporate General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $192,000 and $232,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 38,075 Units in the Partnership representing 72.47% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 13. Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               See Exhibit Index

         b) Reports on Form 8-K filed during the quarter ended December 31, 2003:

               None.

Item 14. Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $68,000 and $67,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $34,000 and $44,000, respectively.

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



                                 SHELTER PROPERTIES V

                                 By:     Shelter Realty V Corporation
                                         Corporate General Partner

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President


                                 By:     /s/Thomas M. Herzog
                                         Thomas M. Herzog
                                         Senior Vice President
                                         and Chief Accounting Officer


                                 Date:   March 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President         Date: March 29, 2004
Thomas M. Herzog              and Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit


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

    32.1          Certification   Pursuant  to  18  U.S.C.  Section  1350,  as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 29, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice  President  of Shelter  Realty V
                                    Corporation,   equivalent   of   the   chief
                                    executive officer of the Partnership

Exhibit 31.2
                                  CERTIFICATION

I, Thomas M. Herzog, certify that:

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

Date:  March 29, 2004
                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President and Chief
                                    Accounting Officer of Shelter Realty V
                                    Corporation, equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Shelter Properties V (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.