Form 10QSB
period 2004-03-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2004-05-14
CIK 712753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

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
                        (in thousands, except unit data)

                                 March 31, 2004



Assets
   Cash and cash equivalents                                                 $ 574
   Receivables and deposits                                                      286
   Restricted escrows                                                            277
   Other assets                                                                1,729
   Investment properties:
      Land                                                    $ 4,054
      Buildings and related personal property                   84,658
                                                                88,712
      Less accumulated depreciation                            (57,017)       31,695
                                                                            $ 34,561

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 284
   Tenant security deposit liabilities                                           286
   Accrued property taxes                                                        260
   Other liabilities                                                             697
   Mortgage notes payable                                                     45,096

Partners' Deficit
   General partners                                            $ (373)
   Limited partners (52,538 units
      issued and outstanding)                                  (11,689)      (12,062)
                                                                            $ 34,561


         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                                     Three Months Ended
                                                                         March 31,
                                                                        2004     2003
Revenues:
   Rental income                                                     $ 3,059    $ 3,101
   Other income                                                         375         371
   Casualty gain (Note D)                                                --         369
      Total revenues                                                  3,434       3,841

Expenses:
   Operating                                                          1,533       1,522
   General and administrative                                            82         126
   Depreciation                                                         853         832
   Interest                                                             869         875
   Property taxes                                                       260         244
      Total expenses                                                  3,597       3,599

Net (loss) income                                                    $  (163)    $   242

Net (loss) income allocated to general partners (1%)                $    (2)    $     2
Net (loss) income allocated to limited partners (99%)                  (161)        240

                                                                    $  (163)    $   242

Net (loss) income per limited partnership unit                      $ (3.06)    $  4.57


         See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES V
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)





                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          52,538         $ 2        $52,538    $52,540

Partners' deficit at
   December 31, 2003                    52,538        $ (371)    $(11,528)  $(11,899)

Net loss for the three months
   ended March 31, 2004                     --            (2)        (161)      (163)

Partners' deficit at
   March 31, 2004                       52,538        $ (373)    $(11,689)   $(12,062)

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                              Three Months Ended
                                                                   March 31,
                                                                  2004      2003
Cash flows from operating activities:
  Net (loss) income                                           $  (163)    $   242
  Adjustments to reconcile net (loss) income
    to net cash provided by operating activities:
      Depreciation                                                853         832
      Amortization of loan costs                                   19          21
      Casualty gain                                                --        (369)
      Change in accounts:
          Receivables and deposits                                 56          51
          Other assets                                           (319)         33
          Accounts payable                                         99          95
          Tenant security deposit liabilities                     (13)         --
          Accrued property taxes                                   23          28
          Other liabilities                                        47         (80)
             Net cash provided by operating activities            602         853

Cash flows from investing activities:
  Property improvements and replacements                         (193)       (566)
  Net withdrawals from restricted escrows                          --           1

             Net cash used in investing activities               (193)       (565)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (293)       (310)
  Advances from affiliate                                         150         219
  Payments on advances from affiliate                            (150)       (239)
             Net cash used in financing activities               (293)       (330)

Net increase (decrease) in cash and cash equivalents              116         (42)
Cash and cash equivalents at beginning of period                  458         787
Cash and cash equivalents at end of period                    $   574     $   745

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $   744     $   902
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                    $    40     $   215

At December 31, 2002, approximately $291,000 of property improvements and replacements were included in accounts payable.

         See Accompanying Notes to Consolidated Financial Statements


                              SHELTER PROPERTIES V
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2003. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner of the partnership, AIMCO Properties, L.P., is also an affiliate of AIMCO.

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by operating activities" in the accompanying consolidated statements of cash flows to "Net cash from operations", as defined in the Partnership Agreement. However, "Net cash from operations" should not be considered an alternative to net (loss) income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                     Three Months Ended
                                                          March 31,
                                                       (in thousands)
                                                       2004       2003

         Net cash provided by operating activities    $ 602      $ 853
         Payments on mortgage notes payable             (293)      (310)
         Property improvements and replacements         (193)      (566)
         Change in restricted escrows, net                --          1
         Changes in reserves for net operating
            Liabilities                                  107       (127)

            Net cash from (used in) operations        $ 223      $ (149)

                                        9
Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $185,000 and $172,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses.

In accordance with the Partnership Agreement, the Corporate General Partner loaned approximately $150,000 and $219,000 to the Partnership to cover real estate tax payments at Woodland Village Apartments during the three months ended March 31, 2004 and 2003, respectively. Interest was accrued at the prime rate plus 2%. Interest expense was approximately $1,000 for each of the three months ended March 31, 2004 and 2003. During the three months ended March 31, 2004 and 2003, the Partnership repaid advances of approximately $150,000 and $239,000, respectively, and related interest of approximately $1,000 for each of the three months ended March 31, 2004 and 2003 to the Corporate General Partner with cash from operations. At March 31, 2004, there were no outstanding loans or accrued interest due to the Corporate General Partner.

Affiliates of the Corporate General Partner were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $70,000 and $139,000 for the three months ended March 31, 2004 and 2003, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $14,000 and $41,000 for the three months ended March 31, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. The reimbursement of accountable administrative expenses includes approximately $57,000 owed to affiliates of the Corporate General Partner at March 31, 2004. These amounts are included in general and administrative expenses, investment properties, and other liabilities.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $113,000. The Partnership was charged approximately $192,000 for 2003.

Note D - Casualty Event

On January 18, 2003, there was a fire at Tar River Estates Apartments causing damage to eight units. The property incurred damages of approximately $504,000 and lost rents of approximately $41,000. During the three months ended March 31, 2003, the Partnership recognized a gain of approximately $369,000 as a result of the receipt of insurance proceeds of approximately $452,000, which were held on deposit with the mortgage lender at March 31, 2003, offset by the write-off of the undepreciated damaged assets of approximately $83,000.

Note E - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2004 and 2003:

                                                          March 31,
                  Property                              2004     2003

                  Foxfire Apartments
                     Atlanta, Georgia (1)               90%       69%

                  Old Salem Apartments
                     Charlottesville, Virginia (2)      91%       94%

                  Woodland Village Apartments
                     Columbia, South Carolina (3)       88%       91%

                  Lake Johnson Mews Apartments
                     Raleigh, North Carolina            89%       89%

                  The Lexington Green Apartments
                     Sarasota, Florida                  94%       94%

                  Millhopper Village Apartments
                     Gainesville, Florida (4)           89%       96%

                  Tar River Estates Apartments
                     Greenville, North Carolina (5)     88%       95%


 (1) The Corporate General Partner attributes the increase in occupancy at Foxfire Apartments to increased marketing and resident retention efforts.

 (2)  The Corporate General Partner  attributes the decrease in occupancy at Old
      Salem  Apartments  to  unfavorable   economic   conditions  and  increased
      competition in the Charlottesville area.

 (3) The Corporate General Partner attributes the decrease in occupancy at Woodland Village Apartments to unfavorable economic conditions in the Columbia area.

 (4) The Corporate General Partner attributes the decrease in occupancy at Millhopper Village Apartments to increased competition in the Gainesville area.

 (5) The Corporate General Partner attributes the decrease in occupancy at Tar River Estates Apartments to a decrease in the student population as a result of increased mid-term graduations in the Greenville area.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2004 was approximately $163,000, as compared to net income of approximately $242,000 for the three months ended March 31, 2003. The decrease in net income is due to a decrease in total revenues. Total expenses remained relatively constant for the comparable periods. The decrease in total revenues is due to a decrease in rental income and the recognition during 2003 of a casualty gain. Other income remained relatively constant for the comparable periods. The decrease in rental income is primarily due to the decreases in occupancy at four of the Partnership's investment properties and the average rental rates at five properties, partially offset by the increases in occupancy at Foxfire Apartments and the average rental rates at Woodland Village Apartments and Tar River
Estates Apartments. The casualty gain recognized in 2003 is the result of a January 2003 fire at Tar River Estates Apartments causing damage to eight units. The Partnership incurred damages of approximately $504,000 and lost rents of approximately $41,000. During the three months ended March 31, 2003, the Partnership recognized a gain of approximately $369,000 as a result of the receipt of insurance proceeds of approximately $452,000, which were held on deposit with the mortgage lender at March 31, 2003, offset by the write-off of undepreciated damaged assets of approximately $83,000.

Total expenses remained relatively constant for the comparable periods as increases in operating, depreciation and property tax expenses were offset by decreases in interest and general and administrative expenses. Operating expenses increased primarily due to increases in advertising expenses at Foxfire Apartments and maintenance expense at Old Salem Apartments. Depreciation expense increased as a result of property improvements and replacements placed into service at the properties during the past twelve months. The increase in property tax expense is primarily due to increases in the assessed value of four properties and the tax rate at Woodland Village Apartments. Interest expense decreased primarily as a result of scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans.

The decrease in general and administrative expenses is primarily due to a decrease in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses for the three months ended March 31, 2004 and 2003.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $574,000, compared to approximately $745,000 at March 31, 2003. The increase in cash and cash equivalents of approximately $116,000, from the Partnership's year ended December 31, 2003, is due to approximately $602,000 of cash provided by operating activities, partially offset by approximately $293,000 of cash used in financing activities and approximately $193,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's investment properties and payment on an advance from an affiliate of the Corporate General Partner, partially offset by the receipt of an advance from an affiliate of the Corporate General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Millhopper Village Apartments: During the three months ended March 31, 2004, the Partnership completed approximately $9,000 of capital improvements at Millhopper Village Apartments, consisting primarily of air conditioning unit upgrades and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $66,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Foxfire Apartments: During the three months ended March 31, 2004, the Partnership completed approximately $30,000 of capital improvements at Foxfire Apartments, consisting primarily of exterior painting and floor covering and appliance replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $116,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lake Johnson Mews Apartments: During the three months ended March 31, 2004, the Partnership completed approximately $38,000 of capital improvements at Lake Johnson Mews Apartments, consisting primarily of structural improvements and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $73,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Woodland Village Apartments: During the three months ended March 31, 2004, the Partnership completed approximately $30,000 of capital improvements at Woodland Village Apartments, consisting primarily of furniture upgrades and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $139,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The Lexington Green Apartments: During the three months ended March 31, 2004, the Partnership completed approximately $35,000 of capital improvements at The Lexington Green Apartments, consisting primarily of structural improvements, major landscaping, and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $112,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Tar River Estates Apartments: During the three months ended March 31, 2004, the Partnership completed approximately $31,000 of capital improvements at Tar River Estates Apartments, consisting primarily of structural improvements and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $90,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Old Salem Apartments: During the three months ended March 31, 2004, the Partnership completed approximately $60,000 of capital improvements at Old Salem Apartments, consisting primarily of sewer upgrades and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $140,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $45,096,000 is amortized over varying periods with maturity dates ranging from November 1, 2019 to January 1, 2022, at which time the loans are scheduled to be fully amortized.

There were no distributions made to the partners during the three months ended March 31, 2004 and 2003. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, property refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 38,149 limited partnership units (the "Units") in the Partnership representing 72.61% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.61% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                                  Act of 2002.

          b) Reports on Form 8-K:

               None filed during the quarter ended March 31, 2004.

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

                                 Date:   May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties V (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.