Form 10QSB
period 2004-06-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2004-08-13
CIK 712753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                                 (864) 239-1000
                            Issuer's telephone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___


                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                              SHELTER PROPERTIES V
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004



Assets
   Cash and cash equivalents                                                 $ 607
   Receivables and deposits                                                      405
   Restricted escrows                                                            277
   Other assets                                                                1,674
   Investment properties:
      Land                                                    $ 4,054
      Buildings and related personal property                   84,931
                                                               88,985
      Less accumulated depreciation                            (57,859)       31,126
                                                                            $ 34,089

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 163
   Tenant security deposit liabilities                                           277
   Accrued property taxes                                                        457
   Other liabilities                                                             693
   Mortgage notes payable                                                     44,755

Partners' Deficit
   General partners                                           $   (375)
   Limited partners (52,538 units
      issued and outstanding)                                  (11,881)      (12,256)
                                                                            $ 34,089

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                          Three Months Ended      Six Months Ended
                                               June 30,               June 30,
                                           2004       2003        2004        2003
Revenues:
   Rental income                         $ 3,002     $ 3,064     $ 6,061     $ 6,165
   Other income                              374         363         749         734
   Casualty gains (Note D)                    38          75          38         444
      Total revenues                       3,414       3,502       6,848       7,343

Expenses:
   Operating                               1,518       1,345       3,051       2,867
   General and administrative                110         106         192         232
   Depreciation                              860         844       1,713       1,676
   Interest                                  862         885       1,731       1,760
   Property taxes                            258         251         518         495
      Total expenses                       3,608       3,431       7,205       7,030

      Net (loss) income                   $ (194)     $ 71       $ (357)      $ 313

Net (loss) income allocated to
   general partners (1%)                   $ (2)       $ 1        $ (4)        $ 3
Net (loss) income allocated to
   limited partners (99%)                   (192)         70        (353)        310

                                          $ (194)     $ 71       $ (357)      $ 313
Net (loss) income per limited
  partnership unit                       $ (3.65)    $ 1.33      $ (6.72)    $ 5.90

Distributions per limited
   partnership unit                        $ --      $ 6.85       $ --       $ 6.85

         See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES V
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          52,538         $ 2        $52,538   $ 52,540

Partners' deficit at
   December 31, 2003                    52,538        $ (371)    $(11,528)  $(11,899)

Net loss for the six months
   ended June 30, 2004                      --            (4)        (353)      (357)

Partners' deficit at
   June 30, 2004                        52,538        $ (375)    $(11,881)  $(12,256)

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                Six Months Ended
                                                                    June 30,
                                                                 2004      2003
Cash flows from operating activities:
  Net (loss) income                                          $  (357)    $   313
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Casualty gains                                             (38)       (444)
      Depreciation                                             1,713       1,676
      Amortization of loan costs                                  38          42
      Change in accounts:
          Receivables and deposits                               (63)        225
          Other assets                                          (283)       (210)
          Accounts payable                                       (58)         76
          Tenant security deposit liabilities                    (22)         --
          Accrued property taxes                                 220         219
          Other liabilities                                       43         (15)
             Net cash provided by operating activities         1,193       1,882
Cash flows from investing activities:
  Property improvements and replacements                        (455)     (1,168)
  Net withdrawals from restricted escrows                         --         124
  Insurance proceeds received                                     45         162
             Net cash used in investing activities              (410)       (882)
Cash flows from financing activities:
  Payments on mortgage notes payable                            (634)       (642)
  Advances from affiliate                                        150         219
  Payments on advances from affiliate                           (150)       (239)
  Distributions to partners                                       --        (360)
             Net cash used in financing activities              (634)     (1,022)

Net increase (decrease) in cash and cash
     equivalents                                                 149         (22)

Cash and cash equivalents at beginning of period                 458         787
Cash and cash equivalents at end of period                   $   607     $   765
Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $ 1,588     $ 1,738
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
    payable                                                  $    76     $   109

At December 31, 2002, approximately $291,000 of property improvements and replacements were included in accounts payable.


         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner of the Partnership, AIMCO Properties, L.P., is also an affiliate of AIMCO.

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

                                                      Six months Ended
                                                          June 30,
                                                       (in thousands)
                                                       2004       2003

         Net cash provided by operating activities   $ 1,193    $ 1,882
         Payments on mortgage notes payable             (634)      (642)
         Property improvements and replacements         (455)    (1,168)
         Change in restricted escrows, net                --        124
         Changes in reserves for net operating
            liabilities                                  163       (295)
         Additional reserves                            (267)        --

            Net cash from operations                   $ --      $ (99)

For the six months ended June 30, 2004, the Corporate General Partner reserved approximately $267,000 to fund capital improvements and repairs at the Partnership's properties. Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $353,000 and $344,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses.

In accordance with the Partnership Agreement, the Corporate General Partner loaned approximately $150,000 and $219,000 to the Partnership to cover real estate tax payments at Woodland Village Apartments during the six months ended June 30, 2004 and 2003, respectively. Interest was accrued at the prime rate plus 2%. Interest expense was approximately $1,000 for each of the six months ended June 30, 2004 and 2003. During the six months ended June 30, 2004 and 2003, the Partnership repaid advances of approximately $150,000 and $239,000, respectively, and related interest of approximately $1,000 for each of the six months ended June 30, 2004 and 2003 to the Corporate General Partner with cash from operations. At June 30, 2004, there were no outstanding loans or accrued interest due to the Corporate General Partner.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $161,000 and $267,000 for the six months ended June 30, 2004 and 2003, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $21,000 and $98,000 for the six months ended June 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $113,000 and $192,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Events

On September 18, 2003, Old Salem Apartments suffered hurricane damage, causing minor damage to 29 units. The property incurred damages of approximately $46,000. During the three and six months ended June 30, 2004, the Partnership recognized a casualty gain of approximately $38,000 as a result of the receipt of insurance proceeds of approximately $45,000, offset by the write-off of the undepreciated damaged assets of approximately $7,000.

On January 18, 2003, there was a fire at Tar River Estates Apartments causing damage to eight units. The property incurred damages of approximately $504,000 and lost rents of approximately $41,000. During the six months ended June 30, 2003, the Partnership recognized a gain of approximately $369,000 as a result of the receipt of insurance proceeds of approximately $452,000, which were held on deposit with the mortgage lender at June 30, 2003, offset by the write-off of the undepreciated damaged assets of approximately $83,000.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2004 and 2003:

                                                          June 30,
                  Property                              2004     2003

                  Foxfire Apartments
                     Atlanta, Georgia (1)               90%       74%

                  Old Salem Apartments
                     Charlottesville, Virginia          91%       91%

                  Woodland Village Apartments
                     Columbia, South Carolina (2)       86%       91%

                  Lake Johnson Mews Apartments
                     Raleigh, North Carolina (3)        87%       91%

                  The Lexington Green Apartments
                     Sarasota, Florida                  93%       94%

                  Millhopper Village Apartments
                     Gainesville, Florida (4)           90%       95%

                  Tar River Estates Apartments
                     Greenville, North Carolina (5)     89%       92%


 (1) The Corporate General Partner attributes the increase in occupancy at Foxfire Apartments to increased marketing and resident retention efforts.

 (2) The Corporate General Partner attributes the decrease in occupancy at Woodland Village Apartments to unfavorable economic conditions in the Columbia area.

 (3) The Corporate General Partner attributes the decrease in occupancy at Lake Johnson Mews Apartments to increased competition in the Raleigh area.

 (4) The Corporate General Partner attributes the decrease in occupancy at Millhopper Village Apartments to increased competition in the Gainesville area.

 (5) The Corporate General Partner attributes the decrease in occupancy at Tar River Estates Apartments to increased competition in the Greenville area.

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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2004 was approximately $194,000 and $357,000, respectively, as compared to net income of approximately $71,000 and $313,000 for the three and six months ended June 30, 2003, respectively. The decrease in net income for both the three and six months ended June 30, 2004 is due to an increase in total expenses and a decrease in total revenues.

The  increase  in  total  expenses  for  both  periods  is due to  increases  in operating, depreciation and property tax expenses. The increase in total expenses for the three months ended June 30, 2004 was partially offset by a decrease in interest expense. The increase in total expenses for the six months ended June 30, 2004 was partially offset by decreases in both general and administrative and interest expenses. General and administrative expenses remained relatively constant for the three months ended June 30, 2004. The increase in operating expenses for both periods is due to increases in payroll related expenses at all of the Partnership's investment properties, utility expenses at five properties, and interior maintenance expense at Foxfire Apartments. Depreciation expense increased as a result of property improvements and replacements placed into service at the properties during the past twelve months. The increase in property tax expense is primarily due to increases in the assessed value of four properties and in the tax rate for Woodland Village Apartments. Interest expense decreased primarily as a result of scheduled
principal   payments  made  on  the  mortgages   encumbering  the  Partnership's
investment properties, which reduced the carrying balance of the loans. The decrease in general and administrative expenses for the six months ended June 30, 2004 is primarily due to decreases in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses for the three and six months ended June 30, 2004 and 2003.

The decrease in total revenues for both the three and six months ended June 30, 2004 is due to decreases in rental income and the recognition of casualty gains, partially offset by an increase in other income. The decrease in rental income for both periods is primarily due to decreases in occupancy and average rental rates at five of the Partnership's investment properties, partially offset by increases in occupancy at Foxfire Apartments and average rental rates at Woodland Village Apartments and Tar River Estates Apartments. The increase in other income for both periods is primarily due to increases in lease cancellation fees at five properties and utility reimbursements at Foxfire Apartments and The Lexington Green Apartments.

On September 18, 2003, Old Salem Apartments suffered hurricane damage, causing minor damage to 29 units. The property incurred damages of approximately $46,000. During the three and six months ended June 30, 2004, the Partnership recognized a casualty gain of approximately $38,000 as a result of the receipt of insurance proceeds of approximately $45,000, offset by the write-off of the undepreciated damaged assets of approximately $7,000.

On January 18, 2003, there was a fire at Tar River Estates Apartments causing damage to eight units. The property incurred damages of approximately $504,000 and lost rents of approximately $41,000. During the six months ended June 30, 2003, the Partnership recognized a gain of approximately $369,000 as a result of the receipt of insurance proceeds of approximately $452,000, which were held on deposit with the mortgage lender at June 30, 2003, offset by the write-off of the undepreciated damaged assets of approximately $83,000.

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

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $607,000, compared to approximately $765,000 at June 30, 2003. The increase in cash and cash equivalents of approximately $149,000, from the Partnership's year ended December 31, 2003, is due to approximately $1,193,000 of cash provided by operating activities, partially offset by approximately $634,000 of cash used in financing activities and approximately $410,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties and payment on an advance from an affiliate of the Corporate General Partner, partially offset by the receipt of an advance from an affiliate of the Corporate General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received related to the casualty at Old Salem Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Millhopper Village Apartments: During the six months ended June 30, 2004, the Partnership completed approximately $16,000 of capital improvements at Millhopper Village Apartments, consisting primarily of floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $59,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Foxfire Apartments: During the six months ended June 30, 2004, the Partnership completed approximately $85,000 of capital improvements at Foxfire Apartments, consisting primarily of exterior painting and floor covering and appliance replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $62,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lake Johnson Mews Apartments: During the six months ended June 30, 2004, the Partnership completed approximately $70,000 of capital improvements at Lake Johnson Mews Apartments, consisting primarily of structural improvements and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $64,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Woodland Village Apartments: During the six months ended June 30, 2004, the Partnership completed approximately $107,000 of capital improvements at Woodland Village Apartments, consisting primarily of furniture upgrades, swimming pool enhancements, and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $63,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The Lexington Green Apartments: During the six months ended June 30, 2004, the Partnership completed approximately $86,000 of capital improvements at The Lexington Green Apartments, consisting primarily of structural improvements, plumbing upgrades and floor covering and appliance replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $82,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Tar River Estates Apartments: During the six months ended June 30, 2004, the Partnership completed approximately $50,000 of capital improvements at Tar River Estates Apartments, consisting primarily of structural improvements and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $71,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Old Salem Apartments: During the six months ended June 30, 2004, the Partnership completed approximately $117,000 of capital improvements at Old Salem Apartments, consisting primarily of sewer upgrades, fitness equipment, floor covering replacement, and construction related to the hurricane damage, as discussed in "Results of Operations". These improvements were funded from operations and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $83,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $44,755,000 is amortized over varying periods with maturity dates ranging from November 1, 2019 to January 1, 2022, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):


                              Six Months     Per Limited     Six Months   Per Limited
                                 Ended       Partnership       Ended      Partnership
                             June 30, 2004       Unit      June 30, 2003      Unit

Financing Proceeds (1)          $  --          $    --         $ 360         $ 6.85

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 38,191 limited partnership units (the "Units") in the Partnership representing 72.69% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


         a) Exhibits:

               See Exhibit Index.

         b) Reports on Form 8-K:

               None filed during the quarter ended June 30, 2004.

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



                                 SHELTER PROPERTIES V

                                 By:     Shelter Realty V Corporation
                                         Corporate General Partner

                                 By:      /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                 By:      /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                 Date:   August 12, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 12, 2004

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

I, Stephen B. Waters, certify that:


1.    I have reviewed this quarterly report on Form 10-QSB of Shelter Properties
      V;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of
                                    Shelter Realty V Corporation,
                                    equivalent of the chief financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties V (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.