Form 10QSB
period 2004-09-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2004-11-12
CIK 712753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004

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

                                 (864) 239-1000
                            Issuer's telephone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X__   No ___



                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                              SHELTER PROPERTIES V
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                 $ 271
   Receivables and deposits                                                      371
   Restricted escrows                                                            278
   Other assets                                                                1,662
   Investment properties:
      Land                                                    $ 4,054
      Buildings and related personal property                   86,587
                                                                90,641
      Less accumulated depreciation                            (58,655)       31,986
                                                                            $ 34,568

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $ 1,271
   Tenant security deposit liabilities                                           272
   Accrued property taxes                                                        535
   Other liabilities                                                             643
   Mortgage notes payable                                                     44,408

Partners' Deficit
   General partners                                           $   (378)
   Limited partners (52,538 units
      issued and outstanding)                                  (12,183)      (12,561)
                                                                            $ 34,568

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                          Three Months Ended      Nine Months Ended
                                            September 30,           September 30,
                                           2004       2003        2004        2003
Revenues:
   Rental income                         $ 3,075     $ 3,201     $ 9,136     $ 9,366
   Other income                              343         302       1,092       1,036
   Casualty gains (Note D)                    20          54          58         498
      Total revenues                       3,438       3,557      10,286      10,900

Expenses:
   Operating                               1,707       1,536       4,758       4,403
   General and administrative                111         114         303         346
   Depreciation                              812         823       2,525       2,499
   Interest                                  850         860       2,581       2,620
   Property taxes                            263         225         781         720
      Total expenses                       3,743       3,558      10,948      10,588

      Net (loss) income                   $ (305)     $ (1)      $ (662)      $ 312

Net (loss) income allocated to
   general partners (1%)                   $ (3)      $ --        $ (7)        $ 3
Net (loss) income allocated to
   limited partners (99%)                   (302)         (1)       (655)        309

                                          $ (305)     $ (1)      $ (662)      $ 312
Net (loss) income per limited
  partnership unit                       $ (5.75)    $ (0.02)    $(12.47)    $ 5.88

Distributions per limited
   partnership unit                        $ --      $ 2.76       $ --       $ 9.61

         See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES V
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions          52,538         $ 2       $ 52,538    $ 52,540

Partners' deficit at
   December 31, 2003                    52,538        $ (371)    $(11,528)   $(11,899)

Net loss for the nine months
   ended September 30, 2004                 --            (7)        (655)       (662)

Partners' deficit at
   September 30, 2004                   52,538        $ (378)    $(12,183)   $(12,561)


         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                               Nine Months Ended
                                                                 September 30,
                                                                 2004      2003
Cash flows from operating activities:
  Net (loss) income                                          $  (662)    $   312
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Casualty gains                                             (58)       (498)
      Depreciation                                             2,525       2,499
      Amortization of loan costs                                  59          63
      Bad debt expense                                           217         163
      Change in accounts:
          Receivables and deposits                              (246)         39
          Other assets                                          (292)       (187)
          Accounts payable                                         1          81
          Tenant security deposit liabilities                    (27)         15
          Accrued property taxes                                 298         289
          Other liabilities                                       (7)        (42)
             Net cash provided by operating activities         1,808       2,734
Cash flows from investing activities:
  Property improvements and replacements                      (1,084)     (1,899)
  Net (deposits to) withdrawals from restricted escrows           (1)        124
  Insurance proceeds received                                     71         460
             Net cash used in investing activities            (1,014)     (1,315)
Cash flows from financing activities:
  Payments on mortgage notes payable                            (981)       (949)
  Advances from affiliate                                        150         219
  Payments on advances from affiliate                           (150)       (239)
  Distributions to partners                                       --        (505)
             Net cash used in financing activities              (981)     (1,474)

Net decrease in cash and cash equivalents                       (187)        (55)

Cash and cash equivalents at beginning of period                 458         787

Cash and cash equivalents at end of period                   $   271     $   732

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $ 2,424     $ 2,622
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
    accounts payable                                         $ 1,125     $    --

At December 31, 2002, approximately $291,000 of property improvements and replacements were included in accounts payable.

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner of the Partnership, AIMCO Properties, L.P., is also an affiliate of AIMCO.

Certain reclassifications have been made to the 2003 balances to conform to the 2004 presentation.

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

                                                      Nine Months Ended
                                                        September 30,
                                                       (in thousands)
                                                       2004       2003
         Net cash provided by operating activities   $ 1,808    $ 2,734
         Payments on mortgage notes payable             (981)      (949)
         Property improvements and replacements       (1,084)    (1,899)
         Change in restricted escrows, net                (1)       124
         Changes in reserves for net operating
            liabilities                                  273       (195)
         Additional reserves                             (15)        --

            Net cash from operations                   $ --      $ (185)

For the nine months ended September 30, 2004, the Corporate General Partner reserved approximately $15,000 to fund capital improvements and repairs at the Partnership's properties. Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $514,000 and $511,000 for the nine months ended September 30, 2004 and 2003, respectively, which are included in operating expenses.

In accordance with the Partnership Agreement, the Corporate General Partner loaned approximately $150,000 and $219,000 to the Partnership to cover real estate tax payments at Woodland Village Apartments during the nine months ended September 30, 2004 and 2003, respectively. Interest was accrued at the prime rate plus 2%. Interest expense was approximately $1,000 for each of the nine months ended September 30, 2004 and 2003. During the nine months ended September 30, 2004 and 2003, the Partnership repaid advances of approximately $150,000 and $239,000, respectively, and related interest of approximately $1,000 for each of the nine months ended September 30, 2004 and 2003 to the Corporate General Partner with cash from operations. At September 30, 2004, there were no outstanding loans or accrued interest due to the Corporate General Partner. Subsequent to September 30, 2004, the Corporate General Partner loaned approximately $798,000 to the Partnership to fund the redevelopment project at Lake Johnson Mews Apartments and has committed to fund additional redevelopment costs of approximately $3,113,000.

Affiliates of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $264,000 and $360,000 for the nine months ended September 30, 2004 and 2003, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $43,000 and $106,000 for the nine months ended September 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $199,000 and $192,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Events

On September 4, 2004, Millhopper Village Apartments experienced damage from Hurricane Frances. As of September 30, 2004, the Partnership estimates damages to be approximately $85,000. The Corporate General Partner anticipates that insurance proceeds to be received will be sufficient to cover estimated repairs and no loss will result from this event.

On September 4, 2004, The Lexington Green Apartments experienced damage from Hurricane Frances. As of September 30, 2004, the Partnership estimates damages to be approximately $45,000. The Corporate General Partner anticipates a loss of approximately $10,000 to result from this event.

On May 19, 2004, Old Salem Apartments suffered fire damage to one unit. The property incurred damages of approximately $41,000. During the three and nine months ended September 30, 2004, the Partnership recognized a casualty gain of approximately $20,000 as a result of the receipt of insurance proceeds of approximately $26,000 offset by the write-off of the undepreciated damaged assets of approximately $6,000.

On September 18, 2003, Old Salem Apartments suffered hurricane damage, causing minor damage to 29 units. The property incurred damages of approximately $46,000. During the nine months ended September 30, 2004, the Partnership recognized a casualty gain of approximately $38,000 as a result of the receipt of insurance proceeds of approximately $45,000, offset by the write-off of the undepreciated damaged assets of approximately $7,000.

On January 18, 2003, there was a fire at Tar River Estates Apartments causing damage to eight units. The property incurred damages of approximately $504,000 and lost rents of approximately $41,000. During the nine months ended September 30, 2003, the Partnership recognized a gain of approximately $369,000 as a result of the receipt of insurance proceeds of approximately $452,000, approximately $208,000 of which were held on deposit with the mortgage lender at September 30, 2003, offset by the write-off of the undepreciated damaged assets of approximately $83,000.

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

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2004 and 2003:

                                                        September 30,
                  Property                              2004     2003

                  Foxfire Apartments
                     Atlanta, Georgia (1)               91%       78%

                  Old Salem Apartments
                     Charlottesville, Virginia          92%       91%

                  Woodland Village Apartments
                     Columbia, South Carolina (2)       87%       91%

                  Lake Johnson Mews Apartments
                     Raleigh, North Carolina (3)        88%       92%

                  The Lexington Green Apartments
                     Sarasota, Florida (4)              90%       94%

                  Millhopper Village Apartments
                     Gainesville, Florida (5)           92%       95%

                  Tar River Estates Apartments
                     Greenville, North Carolina         90%       89%


 (1) The Corporate General Partner attributes the increase in occupancy at Foxfire Apartments to increased marketing and competitive pricing efforts.

 (2) The Corporate General Partner attributes the decrease in occupancy at Woodland Village Apartments to increased competition in the Columbia area.

 (3) The Corporate General Partner attributes the decrease in occupancy at Lake Johnson Mews Apartments to increased competition in the Raleigh area.

 (4) The Corporate General Partner attributes the decrease in occupancy at The Lexington Green Apartments to unfavorable economic conditions in the Sarasota area.

 (5) The Corporate General Partner attributes the decrease in occupancy at Millhopper Village Apartments to increased home purchases and competition in the Gainesville area.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2004 was approximately $305,000 and $662,000, respectively, as compared to a net loss of approximately $1,000 for the three months ended September 30, 2003 and net income of approximately $312,000 for the nine months ended September 30, 2003. The increase in net loss for both the three and nine months ended September 30, 2004 is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues for both the three and nine months ended September 30, 2004 is due to decreases in rental income and the recognition of casualty gains, partially offset by an increase in other income. The decrease in rental income for both periods is due to decreases in occupancy at four of the Partnership's investment properties and the average rental rate at six of the Partnership's investment properties, partially offset by increases in occupancy at Foxfire Apartments, Old Salem Apartments, and Tar River Estates Apartments and the average rental rate at Tar River Estates Apartments. The increase in other income for both periods is primarily due to increases in lease cancellation fees at five of the Partnership's investment properties and utility reimbursements at The Lexington Green Apartments.

On September 4, 2004, Millhopper Village Apartments experienced damage from Hurricane Frances. As of September 30, 2004, the Partnership estimates damages to be approximately $85,000. The Corporate General Partner anticipates that insurance proceeds to be received will be sufficient to cover estimated repairs and no loss will result from this event.

On September 4, 2004, The Lexington Green Apartments experienced damage from Hurricane Frances. As of September 30, 2004, the Partnership estimates damages to be approximately $45,000. The Corporate General Partner anticipates a loss of approximately $10,000 to result from this event.

On May 19, 2004, Old Salem Apartments suffered fire damage to one unit. The property incurred damages of approximately $41,000. During the three and nine months ended September 30, 2004, the Partnership recognized a casualty gain of approximately $20,000 as a result of the receipt of insurance proceeds of approximately $26,000 offset by the write-off of the undepreciated damaged assets of approximately $6,000.

On September 18, 2003, Old Salem Apartments suffered hurricane damage, causing minor damage to 29 units. The property incurred damages of approximately $46,000. During the nine months ended September 30, 2004, the Partnership recognized a casualty gain of approximately $38,000 as a result of the receipt of insurance proceeds of approximately $45,000, offset by the write-off of the undepreciated damaged assets of approximately $7,000.

On January 18, 2003, there was a fire at Tar River Estates Apartments causing damage to eight units. The property incurred damages of approximately $504,000 and lost rents of approximately $41,000. During the nine months ended September 30, 2003, the Partnership recognized a gain of approximately $369,000 as a result of the receipt of insurance proceeds of approximately $452,000, approximately $208,000 of which were held on deposit with the mortgage lender at September 30, 2003, offset by the write-off of the undepreciated damaged assets of approximately $83,000.

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

The increase in total expenses for the three months ended September 30, 2004 is due to increases in both operating and property tax expense, partially offset by decreases in both depreciation and interest expense. General and administrative expenses remained relatively constant for the three months ended September 30, 2004. The increase in total expenses for the nine months ended September 30, 2004 is due to increases in operating, depreciation, and property tax expenses, partially offset by decreases in both interest and general and administrative expenses. The increase in operating expenses for both periods is due to increases in payroll related expenses at Lake Johnson Mews Apartments and The Lexington Green Apartments, utility expenses at Lake Johnson Mews Apartments and Foxfire Apartments, training expenses at four of the Partnership's investment properties, and maintenance expense at Foxfire Apartments. The increase in property tax expense for both periods is primarily due to increases in the assessed value of four properties and in the tax rate for Woodland Village Apartments. Interest expense decreased for both periods primarily as a result of scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans. Depreciation expense increased for the nine months ended September 30, 2004 as a result of property improvements and replacements placed into service at the properties during the past twelve months, partially offset by property improvements and replacements placed into service in prior years becoming fully depreciated during the third quarter of 2004. The decrease in general and administrative expenses for the nine months ended September 30, 2004 is primarily due to decreases in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses for the three and nine months ended September 30, 2004 and 2003.

During the three and nine months ended September 30, 2004, the Corporate General Partner began a major redevelopment project at Lake Johnson Mews Apartments. The property has had difficulty staying competitive and needs to be updated. Therefore, in an effort to increase occupancy and remain competitive in the local market, a significant redevelopment project has been started and is expected to be completed in November 2005 at a total cost of approximately $3,911,000. The project is being funded from advances from an affiliate of the Corporate General Partner. The Corporate General Partner anticipates that all units will remain available to lease during the redevelopment period.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $271,000, compared to approximately $732,000 at September 30, 2003. The decrease in cash and cash equivalents of approximately $187,000, from the Partnership's year ended December 31, 2003, is due to approximately $1,014,000 of cash used in investing activities and approximately $981,000 of cash used in financing activities, partially offset by approximately $1,808,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders, partially offset by insurance proceeds received related to the casualties at Old Salem Apartments. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties and payment on an advance from an affiliate of the Corporate General Partner, partially offset by the receipt of an advance from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Millhopper Village Apartments: During the nine months ended September 30, 2004, the Partnership completed approximately $30,000 of capital improvements at Millhopper Village Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $52,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Foxfire Apartments: During the nine months ended September 30, 2004, the Partnership completed approximately $138,000 of capital improvements at Foxfire Apartments, consisting primarily of exterior painting, plumbing upgrades and floor covering and appliance replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $14,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lake Johnson Mews Apartments: During the nine months ended September 30, 2004, the Partnership completed approximately $1,014,000 of capital improvements arising from the redevelopment of the property. Additional capital improvements of approximately $135,000 during the nine months ended September 30, 2004 consisted primarily of structural improvements and floor covering replacement. These improvements were funded from operations and an advance from an affiliate of the Corporate General Partner which was received subsequent to September 30, 2004. The property is currently undergoing a redevelopment project in order to remain competitive with other properties in the area in the effort to increase occupancy at the property. Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be complete in November 2005 at a total cost of approximately $3,911,000. The project is being funded from advances from an affiliate of the Corporate General Partner. Subsequent to September 30, 2004, approximately $798,000 was advanced to the Partnership to pay for redevelopment project costs. The Partnership is currently evaluating the capital improvement needs of the property for 2004 and currently expects to complete an additional $20,000 for expenditures not related to property redevelopment and approximately $382,000 for property redevelopment during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Woodland Village Apartments: During the nine months ended September 30, 2004, the Partnership completed approximately $198,000 of capital improvements at Woodland Village Apartments, consisting primarily of swimming pool upgrades, furniture upgrades, and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $75,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The Lexington Green Apartments: During the nine months ended September 30, 2004, the Partnership completed approximately $432,000 of capital improvements at The Lexington Green Apartments, consisting primarily of structural improvements, exterior building improvements, parking area upgrades, sewer upgrades, plumbing upgrades and floor covering and appliance replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $4,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Tar River Estates Apartments: During the nine months ended September 30, 2004, the Partnership completed approximately $87,000 of capital improvements at Tar River Estates Apartments, consisting primarily of structural improvements and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $37,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Old Salem Apartments: During the nine months ended September 30, 2004, the Partnership completed approximately $175,000 of capital improvements at Old Salem Apartments, consisting primarily of sewer upgrades, fitness equipment, floor covering replacement, and construction related to the hurricane and fire damage, as discussed in "Results of Operations". These improvements were funded from operations and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $29,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $44,408,000 is amortized over varying periods with maturity dates ranging from November 1, 2019 to January 1, 2022, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                              Nine Months                   Nine Months
                                 Ended       Per Limited       Ended      Per Limited
                             September 30,   Partnership   September 30,  Partnership
                                 2004            Unit           2003          Unit
Financing Proceeds (1)           $  --         $    --         $ 505         $ 9.61

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 38,193 limited partnership units (the "Units") in the Partnership representing 72.70% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 8, 2004 AIMCO Properties, L.P., commenced a tender offer to acquire 14,345 Units for a purchase price of $256.63 per Unit. Such offer expires on December 8, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.70% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS


In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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


                                 Date:   November 12, 2004

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

            (e) Purchase Agreement dated June 17, 1983 between The Lexington Green Apartments and U.S. Shelter Corporation to acquire The Lexington Green Apartments. (Filed as Exhibit 12(E) to Post-Effective Amendment No. 1 of Registration Statement No. 2-81308 of Registrant filed June 27, 1983 and incorporated herein by reference).

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

            (n) Multifamily Note secured by a Mortgage or Deed of Trust dated December 15, 2000 between New Shelter Properties V Limited Partnership and Reilly Mortgage Group, Inc. relating to The Lexington Green Apartments. (Filed as Exhibit 10(iii)n to Form 10-KSB of Registrant filed on April 2, 2001 and incorporated herein by reference).

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

Date:  November 12, 2004

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

Date:  November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice     President    of
                                    Shelter     Realty     V
                                    Corporation,
                                    equivalent     of    the
                                    chief          financial
                                    officer      of      the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties V (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.