Form 10KSB
period 2004-12-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2005-03-25
CIK 712753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $13,704,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The offering terminated on December 8, 1983. Upon termination of the offering, the Registrant had accepted subscriptions for 52,538 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $52,538,000. Unsold Units (numbering 47,462) were deregistered pursuant to Post Effective Amendment No. 3 to the Registration Statement filed with the Securities and Exchange Commission on December 21, 1983. The Registrant invested approximately $38,900,000 of such proceeds in eight existing apartment properties. At December 31, 2004 the Partnership continues to own and operate seven of its original properties as one property was foreclosed upon in 1988. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Corporate General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

Lake Johnson Mews Apartments         09/30/83   Fee ownership, subject     Apartment
  Raleigh, North Carolina                       to first mortgage.         201 units

The Lexington Green Apartments       10/31/83   Fee ownership, subject     Apartment
  Sarasota, Florida                             to first mortgage. (1)     267 units

Millhopper Village Apartments        11/22/83   Fee ownership, subject     Apartment
  Gainesville, Florida                          to first mortgage.         136 units

Tar River Estates Apartments         01/18/84   Fee ownership, subject     Apartment
  Greenville, North Carolina                    to first mortgage. (1)     220 units


(1) Property is held by a Limited Partnership in which the Partnership owns a 99.99% interest.

Schedule of Properties:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                          Gross
                        Carrying   Accumulated   Depreciable    Method of     Federal
Property                  Value   Depreciation      Life      Depreciation   Tax Basis
                            (in thousands)                                 (in thousands)

Foxfire Apartments       $12,570     $ 8,466      5-30 yrs         S/L        $1,879
Old Salem Apartments      18,644      13,604      5-30 yrs         S/L         2,827
Woodland Village
   Apartments             14,285       9,901      5-30 yrs         S/L         2,072
Lake Johnson Mews
   Apartments             11,805       6,610      5-30 yrs         S/L         3,335
The Lexington Green
   Apartments             11,982       7,327      5-34 yrs         S/L         2,717
Millhopper Village
   Apartments              6,304       4,649      5-30 yrs         S/L           783
Tar River Estates
   Apartments             16,618       8,900      5-30 yrs         S/L         2,259
                         $92,208     $59,457                                 $15,872

See "Note A - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                           Principal                                          Principal
                           Balance At     Stated                               Balance
                          December 31,   Interest    Period     Maturity        Due At
       Property               2004         Rate     Amortized   Date(2)      Maturity(2)
                         (in thousands)                                     (in thousands)

Foxfire Apartments
  1st mortgage             $ 6,265         7.79%       (1)      11/01/19     $    --

Old Salem Apartments
  1st mortgage               8,892         8.02%       (1)      12/01/19          --

Woodland Village
  Apartments
  1st mortgage               7,383         7.11%       (1)      09/01/21          --

Lake Johnson Mews
  Apartments
  1st mortgage               6,514         7.43%       (1)      07/01/21          --

The Lexington Green
  Apartments
  1st mortgage               6,310         7.22%       (1)      01/01/21          --

Millhopper Village
  Apartments
   1st mortgage              3,867         7.43%       (1)      07/01/21          --

Tar River Estates
  Apartments
   1st mortgage              4,823         7.23%       (1)      01/01/22          --

Total                      $44,054                                          $     --

(1)   The principal balance is being amortized over 240 months.

(2) See "Note B - Mortgage Notes Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Registrant's ability to prepay these fixed rate loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for the years ended December 31, 2004 and 2003 are as follows:

                                           Average Annual           Average Annual
                                            Rental Rates              Occupancy
                                             (per unit)
Property                                 2004         2003         2004        2003
Foxfire Apartments (1)                  $7,076       $7,513         91%        81%
Old Salem Apartments                     8,225        8,342         92%        92%
Woodland Village Apartments (2)          7,785        7,887         88%        91%
Lake Johnson Mews Apartments (3)         7,666        7,725         89%        93%
The Lexington Green Apartments           8,392        8,366         91%        93%
Millhopper Village Apartments            8,418        8,494         93%        95%
Tar River Estates Apartments (4)         7,532        7,165         92%        89%

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

(4) The Corporate General Partner attributes the increase in occupancy at Tar River Estates Apartments to recent capital improvements made at the property.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. As of December 31, 2004, no residential tenant leases 10% or more of the available rental space. With the exception of Lake Johnson Mews Apartments, as discussed below, all of the properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2004 for each property were as follows:

                                           2004              2004
                                         Billings            Rates
                                      (in thousands)

Foxfire Apartments                        $146                3.44%
Old Salem Apartments                       120                0.76%
Woodland Village Apartments                228               35.74%
Lake Johnson Mews Apartments*               94                1.04%
The Lexington Green Apartments             215                1.77%
Millhopper Village Apartments               91                2.50%
Tar River Estates Apartments                99                1.44%

*This property has a fiscal year different than the real estate tax year.

Capital Improvements:

Millhopper Village Apartments: The Partnership completed approximately $53,000 in capital expenditures at Millhopper Village Apartments during the year ended December 31, 2004, consisting primarily of swimming pool upgrades and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership expects to budget approximately $87,000 related to damages resulting from Hurricanes Frances and Jeanne for 2005, which are expected to be funded with insurance proceeds (as discussed in "Item 6. Management's Discussion and Analysis or Plan of Operation"). While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Foxfire Apartments: The Partnership completed approximately $217,000 in capital expenditures at Foxfire Apartments during the year ended December 31, 2004, consisting primarily of plumbing upgrades, exterior painting, air conditioning upgrades, interior building improvements, and appliance and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lake Johnson Mews Apartments: The Partnership completed approximately $2,321,000 of capital improvements arising from the redevelopment of the property. Additional capital improvements of approximately $125,000 during the year ended December 31, 2004 consisted primarily of structural improvements and floor covering replacement. These improvements were funded from operations and advances from an affiliate of the Corporate General Partner. The property is currently undergoing a redevelopment project in order to remain competitive with other properties in the area in the effort to increase occupancy at the property. Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be complete in November 2005 at a total cost of approximately $3,911,000. The project is being funded from advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to budget approximately $1,590,000 for property redevelopment during 2005. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Woodland Village Apartments: The Partnership completed approximately $244,000 in capital expenditures at Woodland Village Apartments during the year ended December 31, 2004, consisting primarily of swimming pool upgrades, furniture and fixtures, roof replacement and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Lexington Green Apartments: The Partnership completed approximately $508,000 in capital expenditures at Lexington Green Apartments during the year ended December 31, 2004, consisting primarily of structural upgrades, exterior building improvements, parking area upgrades, sewer upgrades, exterior painting, plumbing upgrades, fire safety upgrades and appliance and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tar River Estates Apartments: The Partnership completed approximately $103,000 in capital expenditures at Tar River Estates Apartments during the year ended December 31, 2004, consisting primarily of structural improvements and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Old Salem Apartments: The Partnership completed approximately $247,000 of capital improvements at Old Salem Apartments during the year ended December 31, 2004, consisting primarily of sewer upgrades, fitness equipment, floor covering replacement, and construction related to the hurricane and fire damage, as discussed in "Item 6. Management's Discussion and Analysis or Plan of Operation". These improvements were funded from operations and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review".
With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

On September 27, 2004, the Partnership filed an information statement notifying holders of limited partnership units that AIMCO and its affiliates, owning 38,191 limited partnership units, or approximately 72.69% of total outstanding limited partnership units, agreed to provide written consent to authorize the Corporate General Partner to obtain a redevelopment loan of approximately $535,000 from AIMCO Properties, L.P., with interest charged in excess of the rate stated in the Partnership Agreement. The redevelopment loan would help to fund an estimated $3,911,000 redevelopment project at Lake Johnson Mews Apartments that the Corporate General Partner feels is in the best interest of the Partnership.

On October 22, 2004, the written consent expired pursuant to its terms. The redevelopment loan will bear interest at 10.0%.

                                     PART II

Item 5.  Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 52,538 limited partnership units (the "Units") aggregating $52,538,000, inclusive of 100 units which were purchased by the Corporate General Partner. The Partnership had 1,496 holders of record owning an aggregate of 52,538 Units at December 31, 2004. Affiliates of the Corporate General Partner owned 39,106 units or 74.43% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                              Year Ended     Per Limited     Year Ended   Per Limited
                             December 31,    Partnership    December 31,  Partnership
                                 2004            Unit           2003          Unit

Financing Proceeds (1)          $   --         $    --         $  505        $  9.61

(1) From proceeds from the new financing obtained on Tar River Estates Apartments in December 2001.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of property refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,106 Units in the Partnership representing 74.43% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 74.43% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the year ended December 31, 2004 was approximately $972,000, as compared to net income of approximately $305,000 for the year ended December 31, 2003. The increase in net loss is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to decreases in rental income and the recognition of casualty gains, partially offset by an increase in other income. The decrease in rental income is primarily due to decreases in occupancy at four of the Partnership's investment properties, the average rental rate at five of the Partnership's investment properties, and an increase in bad debt expense at four properties, partially offset by increases in occupancy at Foxfire Apartments and Tar River Estates Apartments and the average rental rate at The Lexington Green Apartments and Tar River Estates Apartments. The increase in other income is primarily due to an increase in lease cancellation fees at six properties, partially offset by a decrease in late charges at Woodland Village Apartments, Foxfire Apartments, and The Lexington Green Apartments.

In September 2004, Millhopper Apartments experienced damage from Hurricane Frances. At December 31, 2004, the Partnership estimates damage costs of approximately $78,000. The Corporate General Partner anticipates that insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from this event. In addition, the Partnership incurred clean up costs of approximately $60,000, which were not covered by insurance, and these costs are reflected in operating expenses on the consolidated statements of operations in "Item 7. Financial Statements".

The Partnership incurred clean up costs of approximately $9,000 at The Lexington Green Apartments for Hurricanes Frances and Jeanne which were not covered by insurance, and these costs are reflected in operating expenses on the consolidated statements of operations in "Item 7. Financial Statements".

On May 19, 2004, Old Salem Apartments suffered fire damage to two units. The property incurred damages of approximately $43,000. During the year ended December 31, 2004, the Partnership recognized a casualty gain of approximately $27,000 as a result of the receipt of insurance proceeds of approximately $33,000 offset by the write-off of the undepreciated damaged assets of approximately $6,000.

On September 18, 2003, Old Salem Apartments suffered hurricane damage, causing minor damage to 29 units. The property incurred damages of approximately $46,000. During the year ended December 31, 2004, the Partnership recognized a casualty gain of approximately $38,000 as a result of the receipt of insurance proceeds of approximately $45,000, offset by the write-off of the undepreciated damaged assets of approximately $7,000.

On January 18, 2003, there was a fire at Tar River Estates Apartments causing damage to eight units. The property incurred damages of approximately $611,000 and lost rents of approximately $69,000. During the year ended December 31, 2003, the Partnership recognized a gain of approximately $500,000 as a result of the receipt of insurance proceeds of approximately $601,000, offset by the write-off of the undepreciated damaged assets of approximately $101,000. In addition, the Partnership received insurance proceeds of approximately $69,000 to cover lost rents, which is included in rental income.

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

The  increase  in total  expenses  is due to  increases  in both  operating  and depreciation expenses, partially offset by decreases in general and administrative, interest and property tax expenses. The increase in operating expenses is primarily due to increases in utility and payroll related expenses at The Lexington Green Apartments, Lake Johnson Mews Apartments and Foxfire Apartments, costs associated with the hurricane damage at Millhopper Apartments and The Lexington Green Apartments (as discussed above), and employee training expenses at most of the properties. The increase in depreciation expense is a result of property improvements and replacements placed into service at the properties during the past twelve months. Interest expense decreased primarily as a result of scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans, partially offset by an increase in interest expense on advances from an affiliate of the Corporate General Partner. The decrease in property tax expense is primarily a result of the Partnership's successful appeal of the tax rate at The Lexington Green Apartments. The decrease in general and administrative expenses is primarily due to decreases in the costs of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement and audit fees. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses for the years ended December 31, 2004 and 2003.

During the year ended December 31, 2004, the Corporate General Partner began a major redevelopment project at Lake Johnson Mews Apartments. The property has had difficulty staying competitive and needs to be updated. Therefore, in an effort to increase occupancy and remain competitive in the local market, a significant redevelopment project has been started and is expected to be completed in November 2005 at a total cost of approximately $3,911,000. The project is being funded from advances from an affiliate of the Corporate General Partner. The Corporate General Partner anticipates that all units will remain available to lease during the redevelopment period.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $1,138,000, compared to approximately $458,000 at December 31, 2003. The increase in cash and cash equivalents of approximately $680,000 is due to approximately $2,126,000 of cash provided by operating activities and approximately $1,568,000 of cash provided by financing activities, partially offset by approximately $3,014,000 of cash used in investing activities. Cash provided by financing activities consisted of the receipt of advances from an affiliate of the Corporate General Partner, partially offset by payments of principal made on the mortgages encumbering the Partnership's investment properties and payments on advances from an affiliate of the Corporate General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received related to the casualties at Old Salem Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. The Partnership currently expects to budget approximately $1,590,000 for 2005 related to the redevelopment project at Lake Johnson Mews Apartments. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $44,054,000 is amortized over varying periods with maturity dates ranging from November 1, 2019 to January 1, 2022, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                              Year Ended     Per Limited     Year Ended   Per Limited
                             December 31,    Partnership    December 31,  Partnership
                                 2004            Unit           2003          Unit

Financing Proceeds (1)          $   --         $    --         $  505        $  9.61

(1) From proceeds from the new financing obtained on Tar River Estates Apartments in December 2001.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of property refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at December 31, 2004, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,106 Units in the Partnership representing 74.43% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 74.43% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.  Financial Statements


SHELTER PROPERTIES V

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm


The Partners
Shelter Properties V


We have audited the accompanying consolidated balance sheet of Shelter Properties V as of December 31, 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties V at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 21, 2005

                              SHELTER PROPERTIES V

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004


Assets
   Cash and cash equivalents                                                $ 1,138
   Receivables and deposits                                                      468
   Restricted escrows                                                            277
   Other assets                                                                1,496
   Investment properties (Notes B and E):
      Land                                                    $ 4,054
      Buildings and related personal property                   88,154
                                                                92,208
      Less accumulated depreciation                            (59,457)       32,751
                                                                            $ 36,130

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 887
   Tenant security deposit liabilities                                           273
   Accrued property taxes                                                         94
   Other liabilities                                                             700
   Due to affiliates (Note D)                                                  2,993
   Mortgage notes payable (Note B)                                            44,054

Partners' Deficit
   General partners                                           $   (381)
   Limited partners (52,538 units
      issued and outstanding)                                  (12,490)      (12,871)
                                                                            $ 36,130

        See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                          Years Ended December 31,
                                                             2004           2003
Revenues:
 Rental income                                             $12,251        $12,530
 Other income                                                1,388          1,380
 Casualty gains (Note F)                                        65            629
      Total revenues                                        13,704         14,539

Expenses:
 Operating                                                   6,509          5,835
 General and administrative                                    376            511
 Depreciation                                                3,353          3,338
 Interest                                                    3,446          3,534

 Property taxes                                                992          1,016
      Total expenses                                        14,676         14,234

Net (loss) income (Note C)                                $   (972)      $    305

Net (loss) income allocated to general partners (1%)      $    (10)      $      3

Net (loss) income allocated to limited partners (99%)         (962)           302

                                                          $   (972)      $    305

Net (loss) income per limited partnership unit            $ (18.31)      $   5.75

Distributions per limited partnership unit                $     --       $   9.61

        See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners    Partners     Total

Original capital contributions           52,538        $   2      $ 52,538   $ 52,540

Partners' deficit
   at December 31, 2002                  52,538        $(374)     $(11,325)  $(11,699)

Distributions to partners                    --           --          (505)      (505)

Net income for the year
   ended December 31, 2003                   --            3           302        305

Partners' deficit
   at December 31, 2003                  52,538         (371)      (11,528)   (11,899)

Net loss for the year
   ended December 31, 2004                   --          (10)         (962)      (972)

Partners' deficit
   at December 31, 2004                  52,538       $ (381)     $(12,490)  $(12,871)

        See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 Years Ended
                                                                December 31,
                                                             2004           2003

Cash flows from operating activities:
  Net (loss) income                                        $   (972)     $    305
  Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
   Depreciation                                               3,353         3,338
   Amortization of loan costs                                    74            82
   Casualty gains                                               (65)         (629)
   Casualty loss                                                 16            --
   Bad debt expense                                             303           240
   Change in accounts:
      Receivables and deposits                                 (429)         (110)
      Other assets                                             (141)         (101)
      Accounts payable                                           16            76
      Tenant security deposit liabilities                       (26)           10
      Accrued property taxes                                   (143)           17
      Due to affiliates                                          90            --
      Other liabilities                                          50           (46)
         Net cash provided by operating activities            2,126         3,182

Cash flows from investing activities:
   Property improvements and replacements                    (3,092)       (2,608)
   Net withdrawals from restricted escrows                       --           124
   Insurance proceeds received                                   78           817
         Net cash used in investing activities               (3,014)       (1,667)

Cash flows from financing activities:
   Payments on mortgage notes payable                        (1,335)       (1,319)
   Distributions to partners                                     --          (505)
   Advances from affiliate                                    3,053           219
   Payments on advances from affiliate                         (150)         (239)
         Net cash provided by (used in) financing
         activities                                           1,568        (1,844)

Net increase (decrease) in cash and cash equivalents            680          (329)
Cash and cash equivalents at beginning of the year              458           787
Cash and cash equivalents at end of the year              $   1,138     $     458
Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   3,254     $   3,522

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
    payable                                               $     726     $      --

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

Reconciliation of Cash Flows:

                                                       Years Ended
                                                       December 31,
                                                   2004            2003
                                                      (in thousands)
Net cash provided by operating
   activities                                  $ 2,126            $ 3,182
  Property improvements and
   replacements                                 (3,092)            (2,608)
  Payments on mortgage notes payable            (1,335)            (1,319)
  Changes in reserves for net
     operating liabilities                         583                154
  Changes in restricted escrows, net                --                124

     Net cash from operations                  $(1,718)           $  (467)

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

Undistributed Net Proceeds from Sales and Refinancings: At December 31, 2004, the Partnership had undistributed net proceeds of approximately $230,000 from the financing obtained on Tar River Estates Apartments in December 2001.

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. Accordingly, net (loss) income as shown in the consolidated statements of operations and changes in partners' deficit for 2004 and 2003 was allocated 99% to the limited partners and 1% to the general partners. Net (loss) income per limited partnership unit was computed by dividing the net (loss) income allocated to the limited partners by 52,538 units outstanding.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership esimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partership's incremental borrowing rate is approximately $46,574,000.

Other Reserves: The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during the years ended December 31, 2004 and 2003 were decreases of approximately $583,000 and $154,000, respectively. The amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes, due to affiliates and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $886,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Capital Improvements Reserve: During 2001, the Partnership received a settlement for defective siding materials which were used in a construction project at The Lexington Green Apartments completed during 1988. A reserve account was established in 2001 with the mortgage lender pending the completion of renovations to replace the defective materials at the property. All work has been completed and is currently awaiting inspection at which time the mortgage lender will release the funds. At December 31, 2004, the balance in this reserve was approximately $227,000, including interest.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $1,437,000, less accumulated amortization of approximately $315,000, are included in other assets and are being amortized over the terms of the related loan agreements. Amortization expense for 2004 and 2003 was approximately $74,000 and $82,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $81,000 in 2005, $80,000 in 2006, $79,000 in 2007, $78,000 in
2008, and $77,000 in 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Investment Properties: Investment properties consists of seven apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $220,000 for each of the years ended December 31, 2004 and 2003 were charged to operating expense as incurred.

Note B - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

                                Principal     Monthly                           Principal
                               Balance At     Payment     Stated                 Balance
                              December 31,   Including   Interest  Maturity      Due At
Property                          2004        Interest     Rate      Date       Maturity
                                   (in thousands)                            (in thousands)

Foxfire Apartments
 1st mortgage                   $ 6,265       $ 59        7.79%    11/01/19       $ --

Old Salem Apartments
 1st mortgage                     8,892          85       8.02%    12/01/19           --

Woodland Village Apartments
 1st mortgage                     7,383          63       7.11%    09/01/21           --

Lake Johnson Mews Apartments
 1st mortgage                     6,514          57       7.43%    07/01/21           --

The      Lexington      Green
Apartments
 1st mortgage                     6,310          55       7.22%    01/01/21           --

Millhopper Village Apartments
 1st mortgage                     3,867          34       7.43%    07/01/21           --

Tar River Estates Apartments
 1st mortgage                     4,823          41       7.23%    01/01/22           --
Total                           $44,054       $ 394                               $ --

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective apartment properties. The mortgage notes payable require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2004 are as follows (in thousands):

                                     2005     $  1,484
                                     2006        1,599
                                     2007        1,723
                                     2008        1,858
                                     2009        2,002
                                  Thereafter    35,388
                                              $ 44,054

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands, except per unit data):

                                        2004          2003

Net (loss) income as reported          $ (972)        $ 305
Add (deduct):
     Depreciation differences           1,880         1,994
     Change in prepaid rental              (9)          (36)
     Gain from casualty and sale          (43)         (809)
     Other                                (162)         318
Federal taxable income                  $ 694       $ 1,772

Federal taxable income per
     limited partnership unit         $ 18.94       $ 33.39

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

            Net liabilities as reported            $ (12,871)
            Land and buildings                        (2,193)
            Accumulated depreciation                 (14,686)
            Syndication fees                           6,747
            Other                                        846

            Net liabilities - tax basis            $ (22,157)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $685,000 and $664,000 for the years ended December 31, 2004 and 2003, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $378,000 and $582,000 for the years ended December 31, 2004 and 2003, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $87,000 and $186,000, respectively. At December 31, 2004, approximately $69,000 was owed to affiliates of the Corporate General Partner for unpaid reimbursements, which are included in due to affiliates.

In accordance with the Partnership Agreement, during the year ended December 31, 2004, the Corporate General Partner loaned approximately $1,949,000 to the Partnership to fund the redevelopment project at Lake Johnson Mews Apartments and approximately $1,104,000 to fund operating expenses and real estate taxes at four of the Partnership's investment properties. During the year ended December 31, 2003, an affiliate of the Corporate General Partner loaned the Partnership approximately $219,000 to fund real estate taxes at Woodland Village Apartments. Interest is accrued at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense was approximately $22,000 and $1,000 for the years ended December 31, 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, the Partnership made payments on advances of approximately $150,000 and $239,000, respectively, and related interest of approximately $1,000 for each of the years ended December 31, 2004 and 2003 to the Corporate General Partner with cash from operations. At December 31, 2004, the total outstanding loans and accrued interest due to an affiliate of the Corporate General Partner is approximately $2,924,000 and is included in due to affiliates. Subsequent to December 31, 2004, an affiliate of the Corporate General Partner loaned approximately $293,000 to fund the redevelopment project at Lake Johnson Mews Apartments and has committed to fund additional redevelopment costs of approximately $1,669,000.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $193,000 and $192,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,106 Units in the Partnership representing 74.43% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 74.43% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)

                                                           Buildings        Cost
                                                          and Related   Capitalized
                                                           Personal    Subsequent to
           Description            Encumbrances    Land     Property     Acquisition
                                  (in thousands)                      (in thousands)
Foxfire Apartments                   $ 6,265     $ 830      $ 9,122       $ 2,618
Old Salem Apartments                   8,892        654      12,664         5,326
Woodland Village Apartments            7,383        605       9,135         4,545
Lake Johnson Mews Apartments           6,514        338       6,725         4,742
The Lexington Green Apartments         6,310      1,102       6,620         4,260
Millhopper Village Apartments          3,867        239       4,305         1,760
Tar River Estates Apartments           4,823        474       9,985         6,159
Totals                               $44,054    $ 4,242     $58,556       $29,410

                                Gross Amount At Which
                                       Carried
                              At December 31, 2004
                                 (in thousands)

                                    Buildings
                                       And
                                      Related                      Date of
                                     Personal          Accumulated Construc-   Date   Depreciable
          Description         Land   Property   Total  Depreciation  tion    Acquired     Life
                                                      (in thousands)
   Foxfire Apartments
   Atlanta, Georgia          $   830  $11,740  $12,570  $ 8,466   1969-1971  07/19/83 5-30 yrs

   Old Salem Apartments
   Charlottesville, Virginia     654   17,990   18,644   13,604   1969-1971  08/25/83 5-30 yrs

   Woodland Village
   Apartments
   Columbia, South Carolina      605   13,680   14,285    9,901      1974    09/01/83 5-30 yrs

   Lake Johnson Mews
   Apartments
   Raleigh, North Carolina       338   11,467   11,805    6,610   1972-1973  09/30/83 5-30 yrs

   The Lexington Green
    Apartments
   Sarasota, Florida           1,102   10,880   11,982    7,327   1973-1982  10/31/83 5-34 yrs

   Millhopper  Village
   Apartments
   Gainesville, Florida          239    6,065    6,304    4,649   1970-1976  11/22/83 5-30 yrs

   Tar River Estates
   Apartments
   Greenville,         North     286   16,332   16,618    8,900   1969-1972  01/18/84 5-30 yrs
   Carolina

                             $ 4,054  $88,154  $92,208  $59,457
            Totals

During the year ended December 31, 2004, the Corporate General Partner began a major redevelopment project at Lake Johnson Mews Apartments. The property has had difficulty staying competitive and needs to be updated. Therefore, in an effort to increase occupancy and remain competitive in the local market, a significant redevelopment project has been started and is expected to be completed in November 2005 at a total cost of approximately $3,911,000. The project is being funded from advances from an affiliate of the Corporate General Partner. The Corporate General Partner anticipates that all units will remain available to lease during the redevelopment period.

During the year ended December 31, 2004, the Partnership incurred costs of approximately $2,321,000 related to the redevelopment. It is expected that the redevelopment will continue to be funded from operations and advances from an affiliate of the Corporate General Partner.

Reconciliation of "investment properties and accumulated depreciation":

                                                           Years Ended
                                                          December 31,
                                                       2004            2003
                                                          (in thousands)
Investment Properties
Balance at beginning of year                        $88,479          $86,586
    Property improvements                             3,818            2,317
    Disposals of property                               (89)            (424)
Balance at end of year                              $92,208          $88,479

Accumulated Depreciation

Balance at beginning of year                        $56,164          $53,121
    Additions charged to expense                      3,353            3,338
    Disposals of property                               (60)            (295)
Balance at end of year                              $59,457          $56,164

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003 is approximately $90,015,000 and $86,866,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003 is approximately $74,143,000 and $72,667,000, respectively.

Note F - Casualty Events

In September 2004, Millhopper Apartments experienced damage from Hurricane Frances. At December 31, 2004, the Partnership estimates damage costs of approximately $78,000. The Corporate General Partner anticipates that insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from this event. In addition, the Partnership incurred clean up costs of approximately $60,000, which were not covered by insurance, and these costs are reflected in operating expenses on the accompanying consolidated statements of operations.

The Partnership incurred clean up costs of approximately $9,000 at The Lexington Green Apartments for Hurricanes Frances and Jeanne which were not covered by insurance, and these costs are reflected in operating expenses on the accompanying consolidated statements of operations.

On May 19, 2004, Old Salem Apartments suffered fire damage to two units. The property incurred damages of approximately $43,000. During the year ended December 31, 2004, the Partnership recognized a casualty gain of approximately $27,000 as a result of the receipt of insurance proceeds of approximately $33,000 offset by the write-off of the undepreciated damaged assets of approximately $6,000.

On September 18, 2003, Old Salem Apartments suffered hurricane damage, causing minor damage to 29 units. The property incurred damages of approximately $46,000. During the year ended December 31, 2004, the Partnership recognized a casualty gain of approximately $38,000 as a result of the receipt of insurance proceeds of approximately $45,000, offset by the write-off of the undepreciated damaged assets of approximately $7,000.

On January 18, 2003, there was a fire at Tar River Estates Apartments causing damage to eight units. The property incurred damages of approximately $611,000 and lost rents of approximately $69,000. During the year ended December 31, 2003, the Partnership recognized a gain of approximately $500,000 as a result of the receipt of insurance proceeds of approximately $601,000, offset by the write-off of the undepreciated damaged assets of approximately $101,000. In addition, the Partnership received insurance proceeds of approximately $69,000 to cover lost rents, which is included in rental income.

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

Note G - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review".
With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                       Officer
Stephen B. Waters                43   Vice President


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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles  Cortez was  appointed  Executive  Vice  President,  General  Counsel  and
Secretary of the Corporate General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Corporate General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Corporate General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the "Units") of the Registrant as of December 31, 2004.

Entity                                  Number of Units      Percentage

Cooper River Properties, LLC
 (an affiliate of AIMCO)                      2,722             5.18%
AIMCO IPLP, L.P.
 (an affiliate of AIMCO)                     20,144            38.34%
AIMCO Properties, L.P.
 (an affiliate of AIMCO)                     16,240            30.91%

Cooper River Properties LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties L.P. is indirectly ultimately owned by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership. AIMCO Properties, L.P., the other general partner acquired 1,031 Units during the current fiscal year.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $685,000 and $664,000 for the years ended December 31, 2004 and 2003, respectively, which are included in operating expenses on the consolidated statement of operations included in "Item 7. Financial Statements".

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $378,000 and $582,000 for the years ended December 31, 2004 and 2003, respectively, which are included in general and administrative expenses and investment properties on the consolidated financial statements included in "Item
7. Financial Statements". The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $87,000 and $186,000, respectively. At December 31, 2004, approximately $69,000 was owed to affiliates of the Corporate General Partner for unpaid reimbursements, which are included in due to affiliates on the consolidated balance sheet included in "Item 7. Financial Statements".

In accordance with the Partnership Agreement, during the year ended December 31, 2004, the Corporate General Partner loaned approximately $1,949,000 to the Partnership to fund the redevelopment project at Lake Johnson Mews Apartments and approximately $1,104,000 to fund operating expenses and real estate taxes at four of the Partnership's investment properties. During the year ended December 31, 2003, an affiliate of the Corporate General Partner loaned the Partnership approximately $219,000 to fund real estate taxes at Woodland Village Apartments. Interest is accrued at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense was approximately $22,000 and $1,000 for the years ended December 31, 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, the Partnership made payments on advances of approximately $150,000 and $239,000, respectively, and related interest of approximately $1,000 for each of the years ended December 31, 2004 and 2003 to the Corporate General Partner with cash from operations. At December 31, 2004, the total outstanding loans and accrued interest due to an affiliate of the Corporate General Partner is approximately $2,924,000 and is included in due to affiliates on the consolidated balance sheet included in "Item 7. Financial Statements". Subsequent to December 31, 2004, an affiliate of the Corporate General Partner loaned approximately $293,000 to fund the redevelopment project at Lake Johnson Mews Apartments and has committed to fund additional redevelopment costs of approximately $1,669,000.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $193,000 and $192,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,106 Units in the Partnership representing 74.43% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 74.43% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 13. Exhibits

         See Exhibit Index.

Item 14. Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $70,000 and $68,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $29,000 and $34,000 for 2004 and 2003, respectively.

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



                                 SHELTER PROPERTIES V

                                 By:     Shelter Realty V Corporation
                                         Corporate General Partner

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President


                                        /s/Stephen B. Waters
                                 By:    Stephen B. Waters
                                        Vice President


                                 Date:  March 25, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Harry G. Alcock            Director and Executive  Date: March 25, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice Date: March 25, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President           Date: March 25, 2005
Stephen B. Waters


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

Date:  March 25, 2005

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

Date:  March 25, 2005
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Shelter Realty V
                                    Corporation, equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Shelter Properties V (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 25, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 25, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.