Form 10QSB
period 2005-03-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2005-05-13
CIK 712753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

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
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                                 $ 444
   Receivables and deposits                                                      402
   Restricted escrows                                                            278
   Other assets                                                                1,655
   Investment properties:
      Land                                                    $ 4,054
      Buildings and related personal property                   89,078
                                                               93,132
      Less accumulated depreciation                            (60,314)       32,818
                                                                            $ 35,597

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 586
   Tenant security deposit liabilities                                           283
   Accrued property taxes                                                        271
   Other liabilities                                                             661
   Due to affiliates (Note C)                                                  3,207
   Mortgage notes payable                                                     43,694

Partners' Deficit
   General partners                                            $ (383)
   Limited partners (52,538 units
      issued and outstanding)                                  (12,722)      (13,105)
                                                                            $ 35,597

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                                    Three Months Ended
                                                                         March 31,
                                                                        2005     2004
Revenues:
   Rental income                                                    $ 3,211     $ 3,059
   Other income                                                         368         375
      Total revenues                                                  3,579       3,434

Expenses:
   Operating                                                          1,651       1,533
   General and administrative                                           105          82
   Depreciation                                                         832         853
   Interest                                                             904         869
   Property taxes                                                       321         260
      Total expenses                                                  3,813       3,597

Net loss                                                            $  (234)     $  (163)

Net loss allocated to general partners (1%)                        $    (2)     $    (2)
Net loss allocated to limited partners (99%)                          (232)        (161)

                                                                   $  (234)     $  (163)

Net loss per limited partnership unit                              $ (4.42)     $ (3.06)

         See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES V
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          52,538         $ 2        $52,538    $52,540

Partners' deficit at
   December 31, 2004                    52,538        $ (381)    $(12,490)  $(12,871)

Net loss for the three months
   ended March 31, 2005                     --            (2)        (232)      (234)

Partners' deficit at
   March 31, 2005                       52,538        $ (383)    $(12,722)   $(13,105)

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                              Three Months Ended
                                                                   March 31,
                                                                  2005    2004
Cash flows from operating activities:
  Net loss                                                    $  (234)    $  (163)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
      Depreciation                                                832         853
      Amortization of loan costs                                   18          19
      Casualty loss                                               (16)         --
      Change in accounts:
          Receivables and deposits                                 66          56
          Other assets                                           (177)       (319)
          Accounts payable                                        (17)         99
          Tenant security deposit liabilities                      10         (13)
          Accrued property taxes                                  177          23
          Due to affiliates                                       (70)         --
          Other liabilities                                       (39)         47
             Net cash provided by operating activities            550         602

Cash flows from investing activities:
  Property improvements and replacements                       (1,167)       (193)
  Net deposits to restricted escrows                               (1)         --
             Net cash used in investing activities             (1,168)       (193)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (360)       (293)
  Advances from affiliate                                         318         150
  Payments on advances from affiliate                             (34)       (150)
             Net cash used in financing activities                (76)       (293)

Net (decrease) increase in cash and cash equivalents             (694)        116
Cash and cash equivalents at beginning of period                1,138         458
Cash and cash equivalents at end of period                    $   444     $   574

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $   889     $   744
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                    $   442     $    40

At December 31, 2004, approximately $726,000 of property improvements and replacements were included in accounts payable.

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2004. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner of the partnership, AIMCO Properties, L.P., is also an affiliate of AIMCO.

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by operating activities" in the accompanying consolidated statements of cash flows to "Net cash from operations", as defined in the Partnership Agreement. However, "Net cash from operations" should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                     Three Months Ended
                                                          March 31,
                                                       (in thousands)
                                                       2005       2004

         Net cash provided by operating activities    $ 550      $ 602
         Payments on mortgage notes payable             (360)      (293)
         Property improvements and replacements       (1,167)      (193)
         Change in restricted escrows, net                (1)        --
         Changes in reserves for net operating
            liabilities                                   50        107

            Net cash (used in) from operations        $ (928)    $ 223

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $176,000 and $185,000 for the three months ended March 31, 2005 and 2004, respectively, which are included in operating expenses.

In accordance with the Partnership Agreement, during the fourth quarter of 2004, the Corporate General Partner advanced approximately $1,949,000 to the Partnership to fund the redevelopment project at Lake Johnson Mews Apartments and approximately $954,000 to fund operating expenses and real estate taxes at four of the Partnership's investment properties. During the three months ended March 31, 2005, the Corporate General Partner loaned approximately $199,000 to the Partnership to fund the redevelopment project at Lake Johnson Mews Apartments and approximately $119,000 to fund real estate taxes and capital expenditures at Lake Johnson Mews Apartments and Foxfire Apartments. The Corporate General Partner loaned approximately $150,000 to the Partnership to fund real estate taxes at Woodland Village Apartments during the three months ended March 31, 2004. Interest is accrued at 10.0% on the redevelopment advances and the prime rate plus 2% (7.75% at March 31, 2005) for all other advances. Interest expense was approximately $65,000 and $1,000 for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005 and 2004, the Partnership made payments on advances of approximately $34,000 and $150,000, respectively, and related interest of $66,000 and $1,000, respectively, with cash from operations. At March 31, 2005, the total outstanding advances and accrued interest due to an affiliate of the Corporate General Partner is approximately $3,207,000 and is included in due to affiliates. An affiliate of the Corporate General Partner has committed to fund additional redevelopment costs for the redevelopment project at Lake Johnson Mews Apartments of approximately $1,911,000 (see Item 2. Management's Discussion and Analysis or Plan of Operation).

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $111,000 and $70,000 for the three months ended March 31, 2005 and 2004, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $31,000 and $14,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $126,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $193,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note D - Casualty Events

In September 2004, Millhopper Apartments experienced damage from Hurricane Frances. At March 31, 2005, the Partnership estimates damage costs of this casualty will be approximately $78,000. The Corporate General Partner anticipates that insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from this event. In addition, the Partnership incurred clean up costs of approximately $60,000, which were not covered by insurance, for the year ended December 31, 2004. The Partnership incurred additional clean up costs of approximately $9,000 which were not covered by insurance, for the three months ended March 31, 2005, which are reflected in operating expenses.

The Partnership incurred clean up costs of approximately $9,000 at The Lexington Green Apartments for Hurricanes Frances and Jeanne which were not covered by insurance for the year ended December 31, 2004. The Partnership incurred additional clean up costs of approximately $11,000, which were not covered by insurance, for the three months ended March 31, 2005, which are reflected in operating expenses. The Partnership also recognized a casualty gain of approximately $16,000 due to a change in the estimated building damages at The Lexington Green Apartments, which is reflected in operating expenses.

Note E - Property Taxes

During the three months ended March 31, 2005, the Partnership received notification that its appeal of the 2004 assessed value of The Lexington Green Apartments was denied. The Partnership recorded property tax expense for 2004 based upon its best estimate of the property tax as provided by a third party property tax specialist. The Partnership paid the billed property tax amount and at December 31, 2004 established a receivable in the amount of approximately $50,000. This receivable was reversed during the three months ended March 31, 2005, with a resulting increase to property tax expense.

Note F - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Corporate General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Note G - Subsequent Event

Subsequent to March 31, 2005, the Partnership entered into a Purchase and Sale Contract to sell The Lexington Green Apartments to a third party for a purchase price of approximately $19,200,000. The anticipated closing date for the transaction is June 13, 2005. At March 31, 2005, the carrying amounts of the mortgage note payable and investment property for The Lexington Green Apartments are approximately $6,257,000 and $4,675,000, respectively. The operating results of The Lexington Green Apartments for the three months ended March 31, 2005 and 2004 were income of approximately $17,000 and $13,000, respectively, which included revenues of approximately $667,000 and $567,000, respectively.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2005 and 2004:

                                                          March 31,
                  Property                              2005     2004

                  Foxfire Apartments
                     Atlanta, Georgia                   90%       90%

                  Old Salem Apartments
                     Charlottesville, Virginia          89%       91%

                  Woodland Village Apartments
                     Columbia, South Carolina (1)       94%       88%

                  Lake Johnson Mews Apartments
                     Raleigh, North Carolina            87%       89%

                  The Lexington Green Apartments
                     Sarasota, Florida (2)              98%       94%

                  Millhopper Village Apartments
                     Gainesville, Florida (3)           97%       89%

                  Tar River Estates Apartments
                     Greenville, North Carolina (4)     98%       88%


 (1) The Corporate General Partner attributes the increase in occupancy at Woodland Village Apartments to increased marketing and resident retention efforts.

 (2) The Corporate General Partner attributes the increase in occupancy at The Lexington Green Apartments to improved economic conditions in the Sarasota area and increased resident retention efforts.

 (3) The Corporate General Partner attributes the increase in occupancy at Millhopper Village Apartments to improved economic conditions in the Gainesville area.

 (4) The Corporate General Partner attributes the increase in occupancy at Tar River Estates Apartments to increased resident retention efforts.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2005 was approximately $234,000 as compared to a net loss of approximately $163,000 for the three months ended March 31, 2004. The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in total expenses is due to increases in operating, interest, property tax, and general and administrative expenses, partially offset by a decrease in depreciation expense. The increase in operating expenses is primarily due to increases in payroll related expenses at Foxfire Apartments and Tar River Estates Apartments and utility expenses at four of the Partnership's investment properties. Interest expense increased primarily due to an increase in interest expense on advances from an affiliate of the Corporate General Partner, partially offset by scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balances of the loans. The increase in property tax expense is primarily due to an increase in the assessed value of Tar River Estates Apartments and the unsuccessful appeal of the assessed value of Lexington Green Apartments that resulted in approximately $50,000 of additional property tax expense related to 2004 being recognized during the three months ended March 31, 2005. The decrease in depreciation expense is primarily due to property improvements and replacements placed into service in prior years becoming fully depreciated during the past twelve months.

The increase in general and administrative expenses is primarily due to an increase in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses for the three months ended March 31, 2005 and 2004.

The increase in total revenues is primarily due to an increase in rental income, partially offset by a decrease in other income. Rental income increased primarily due to increases in occupancy at four of the Partnership's investment properties and average rental rates at five properties, partially offset by decreases in occupancy at Old Salem Apartments and Lake Johnson Mews and average rental rates at Woodland Village Apartments and Old Salem Apartments. The decrease in other income is primarily due to a decrease in lease cancellation fees at most of the Partnership's investment properties.

In September  2004,  Millhopper  Apartments  experienced  damage from  Hurricane
Frances. At March 31, 2005, the Partnership estimates damage costs of approximately $78,000. The Corporate General Partner anticipates that insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from this event. In addition, the Partnership incurred clean up costs of approximately $60,000, which were not covered by insurance, for the year ended December 31, 2004. The Partnership incurred additional clean up costs of approximately $9,000 which were not covered by insurance, for the three months ended March 31, 2005, which are reflected in operating expenses.

The Partnership incurred clean up costs of approximately $9,000 at The Lexington Green Apartments for Hurricanes Frances and Jeanne which were not covered by insurance for the year ended December 31, 2004. The Partnership incurred additional clean up costs of approximately $11,000, which were not covered by insurance, for the three months ended March 31, 2005, which are reflected in operating expenses.

During the year ended December 31, 2004, the Corporate General Partner began a major redevelopment project at Lake Johnson Mews Apartments. The property has had difficulty staying competitive and needs to be updated. Therefore, in an effort to increase occupancy and remain competitive in the local market, a significant redevelopment project has been started and is expected to be completed in January 2006 at a total cost of approximately $4,059,000. The project is being funded from advances from an affiliate of the Corporate General Partner. The Corporate General Partner anticipates that all units will remain available to lease during the redevelopment period.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $444,000, compared to approximately $574,000 at March 31, 2004. The decrease in cash and cash equivalents of approximately $694,000, from the Partnership's year ended December 31, 2004, is due to approximately $1,168,000 of cash used in investing activities and approximately $76,000 of cash used in financing activities, partially offset by approximately $550,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's investment properties and payment on advances from an affiliate of the Corporate General Partner, partially offset by the receipt of advances from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Millhopper Village Apartments: During the three months ended March 31, 2005, the Partnership completed approximately $219,000 of capital improvements at Millhopper Village Apartments, consisting primarily of roof replacement, siding, exterior painting, parking area improvements, gutter replacement and construction resulting from the casualty as discussed in "Results of Operations". These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Foxfire Apartments: During the three months ended March 31, 2005, the Partnership completed approximately $40,000 of capital improvements at Foxfire Apartments, consisting primarily of recreational facility upgrades and floor covering replacement. These improvements were funded from operations and an advance from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lake Johnson Mews Apartments: During the three months ended March 31, 2005, the Partnership completed approximately $263,000 of capital improvements at Lake Johnson Mews Apartments arising from the redevelopment of the property. Additional capital improvements of approximately $41,000 consisted primarily of floor covering replacement. These improvements were funded from operations and an advance from an affiliate of the Corporate General Partner. The property is currently undergoing a redevelopment project in order to remain competitive with other properties in the area in the effort to increase occupancy at the property. Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be complete in January 2006 at a total cost of approximately $4,059,000. The project is being funded from advances from an affiliate of the Corporate General Partner and cash from operations. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to budget approximately $1,328,000 for property redevelopment during 2005. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Woodland Village Apartments: During the three months ended March 31, 2005, the Partnership completed approximately $60,000 of capital improvements at Woodland Village Apartments, consisting primarily of swimming pool upgrades and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Lexington Green Apartments: During the three months ended March 31, 2005, the Partnership completed approximately $118,000 of capital improvements at The Lexington Green Apartments, consisting primarily of balcony upgrades and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tar River Estates Apartments: During the three months ended March 31, 2005, the Partnership completed approximately $24,000 of capital improvements at Tar River Estates Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Old Salem Apartments: During the three months ended March 31, 2005, the Partnership completed approximately $118,000 of capital improvements at Old Salem Apartments, consisting primarily of furniture and fixtures, structural improvements, plumbing upgrades, heating upgrades, floor covering replacement, and construction related to the May 2004 fire, as discussed in the Partnership's 10-KSB for the year ended December 31, 2004. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations and from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $43,694,000 is amortized over varying periods with maturity dates ranging from November 1, 2019 to January 1, 2022, at which time the loans are scheduled to be fully amortized.

Subsequent to March 31, 2005, the Partnership entered into a Purchase and Sale Contract to sell The Lexington Green Apartments to a third party for a purchase price of approximately $19,200,000. The anticipated closing date for the transaction is June 13, 2005. At March 31, 2005, the carrying amounts of the mortgage note payable and investment property for The Lexington Green Apartments are approximately $6,257,000 and $4,675,000, respectively. The operating results of The Lexington Green Apartments for the three months ended March 31, 2005 and 2004 were income of approximately $17,000 and $13,000, respectively, which included revenues of approximately $667,000 and $567,000, respectively.

There were no distributions made to the partners during the three months ended March 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations and the timing of property refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at March 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,234 limited partnership units (the "Units") in the Partnership representing 74.68% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 74.68% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Corporate General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

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



                                 SHELTER PROPERTIES V

                                 By:     Shelter Realty V Corporation
                                         Corporate General Partner

                                 By:      /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                 By:      /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                 Date:   May 13, 2005

                              SHELTER PROPERTIES V
                                  EXHIBIT INDEX

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


    32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 13, 2005

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

Date:  May 13, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President   of   Shelter
                                    Realty      V       Corporation,
                                    equivalent    of    the    chief
                                    financial    officer    of   the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties V (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 13, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.