Form 10QSB
period 2005-06-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2005-08-15
CIK 712753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005

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
                        (in thousands, except unit data)

                                  June 30, 2005



Assets
   Cash and cash equivalents                                                $ 7,716
   Receivables and deposits                                                      481
   Restricted escrows                                                            281
   Other assets                                                                1,218
   Investment properties:
      Land                                                    $ 2,122
      Buildings and related personal property                   66,909
                                                                69,031
      Less accumulated depreciation                            (44,891)       24,140
   Assets held for sale (Note A)                                               4,100
                                                                            $ 37,936

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 719
   Tenant security deposit liabilities                                           176
   Accrued property taxes                                                        259
   Other liabilities                                                             739
   Mortgage notes payable                                                     30,971
   Liabilities related to assets held for sale (Note A)                        6,314

Partners' Deficit
   General partners                                           $   (266)
   Limited partners (52,538 units
      issued and outstanding)                                     (976)       (1,242)
                                                                            $ 37,936

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                          Three Months Ended      Six Months Ended
                                               June 30,               June 30,
                                           2005       2004        2005        2004
                                                   (Restated)              (Restated)
Revenues:
   Rental income                         $ 2,272     $ 2,109     $ 4,486     $ 4,277
   Other income                              264         244         517         483
   Casualty gain (Note E)                     --          38          --          38
      Total revenues                       2,536       2,391       5,003       4,798

Expenses:
   Operating                               1,212         981       2,301       2,017
   General and administrative                116         110         221         192
   Depreciation                              618         633       1,227       1,264
   Interest                                  643         624       1,307       1,245
   Property taxes                            165         156         332         314
      Total expenses                       2,754       2,504       5,388       5,032

Loss from continuing operations             (218)       (113)       (385)       (234)
Loss from discontinued
  operations (Note A)                     (1,794)        (81)     (1,861)       (123)
Gain from sale of discontinued
 Operations (Notes A and C)               13,876          --      13,876          --
Net income (loss)                        $11,864     $ (194)     $11,630     $ (357)

Net income (loss) allocated to
   general partners (1%)                  $ 119       $ (2)       $ 116       $ (4)
Net income (loss) allocated to
   limited partners (99%)                 11,745        (192)     11,514        (353)

                                         $11,864     $ (194)     $11,630     $ (357)
Per limited partnership unit:
 Loss from continuing operations         $ (4.11)    $ (2.13)    $ (7.25)   $ (4.40)
 Loss from discontinued operations        (33.81)      (1.52)     (35.06)     (2.32)
 Gain from sale of discontinued
  operations                              261.47          --      261.47         --
Net income (loss)                        $223.55     $ (3.65)    $219.16    $ (6.72)


         See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES V
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         52,538       $     2      $ 52,538   $ 52,540

Partners' deficit at
   December 31, 2004                   52,538       $  (381)     $(12,490)  $(12,871)

Distribution to partners                   --            (1)           --         (1)

Net income for the six months
   ended June 30, 2005                     --           116        11,514     11,630

Partners' deficit at
   June 30, 2005                       52,538       $  (266)     $   (976)  $ (1,242)


         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                Six Months Ended
                                                                   June 30,
                                                               2005        2004
Cash flows from operating activities:
  Net income (loss)                                          $11,630     $  (357)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Gain from sale of discontinued operations              (13,876)         --
      Casualty gains                                             (16)        (38)
      Depreciation                                             1,597       1,713
      Amortization of loan costs                                  39          38
      Loss on early extinguishment of debt                     1,863          --
      Change in accounts:
          Receivables and deposits                               (13)        (63)
          Other assets                                           (45)       (283)
          Accounts payable                                       (34)        (58)
          Tenant security deposit liabilities                    (52)        (22)
          Accrued property taxes                                 242         220
          Due to affiliates                                      (90)         --
          Other liabilities                                      (96)         43
             Net cash provided by operating activities         1,149       1,193
Cash flows from investing activities:
  Property improvements and replacements                      (1,793)       (455)
  Net proceeds from sale of discontinued operations           17,061          --
  Insurance proceeds received                                     --          45
  Net deposits to restricted escrows                               (4)         --
             Net cash provided by (used in) investing
               activities                                     15,264        (410)
Cash flows from financing activities:
  Payments on mortgage notes payable                            (727)       (634)
  Repayment of mortgage note payable                          (6,204)         --
  Advances from affiliate                                        323         150
  Payments on advances from affiliate                         (3,226)       (150)
  Distribution to partners                                        (1)         --
             Net cash used in financing activities            (9,835)       (634)

Net increase in cash and cash equivalents                      6,578         149

Cash and cash equivalents at beginning of period               1,138         458
Cash and cash equivalents at end of period                   $ 7,716     $   607
Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $ 1,834     $ 1,588
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
    accounts payable                                         $   592     $    76

At December 31, 2004, approximately $726,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2005.

         See Accompanying Notes to Consolidated Financial Statements

                              SHELTER PROPERTIES V
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner of the partnership, AIMCO Properties, L.P., is also an affiliate of AIMCO.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statements of operations for the three and six months ended June 30, 2004 have been restated as of January 1, 2004 to reflect the operations of The Lexington Green Apartments and Foxfire Apartments as loss from discontinued operations. The Partnership sold The Lexington Green Apartments to a third party in June 2005 (see Note C). On August 1, 2005, the Partnership sold Foxfire Apartments to a third party (see Note G). In accordance with SFAS No. 144, the assets and liabilities of Foxfire Apartments have been classified as held for sale at June 30, 2005 on the consolidated balance sheet.

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by operating activities" in the accompanying consolidated statements of cash flows to "Net cash from operations", as defined in the Partnership Agreement. However, "Net cash from operations" should not be considered an alternative to net income (loss) as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                      Six Months Ended
                                                          June 30,
                                                       (in thousands)
                                                       2005       2004

         Net cash provided by operating activities   $ 1,149    $ 1,193
         Payments on mortgage notes payable             (727)      (634)
         Property improvements and replacements       (1,793)      (455)
         Change in restricted escrows, net                (4)        --
         Changes in reserves for net operating
            liabilities                                   88        163
         Additional reserves                              --       (267)

            Net cash used in operations              $(1,287)     $ --

The Corporate General Partner reserved approximately $267,000 during the six months ended June 30, 2004 to fund capital improvements at the Partnership's investment properties.

Note C - Disposition of Investment Property

On June 29, 2005, the Partnership sold The Lexington Green Apartments to a third party for a gross sale price of approximately $19,200,000. The net proceeds realized by the Partnership were approximately $17,061,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $13,876,000 as a result of the sale during the three and six months ended June 30, 2005, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,863,000 as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property's operations, loss of approximately $1,719,000 and $1,702,000 for the three and six months ended June 30, 2005, respectively, and income of approximately $10,000 and $23,000 for the three and six months ended June 30, 2004, respectively, are included in loss from discontinued operations. Also included in loss from discontinued operations are revenues of approximately $629,000 and $1,296,000 for the three and six months ended June 30, 2005, respectively, and approximately $571,000 and $1,138,000 for the three and six months ended June 30, 2004, respectively.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $357,000 and $353,000 for the six months ended June 30, 2005 and 2004, respectively, which are included in operating expenses and loss from discontinued operations.

In accordance with the Partnership Agreement, during the fourth quarter of 2004, the Corporate General Partner advanced approximately $1,949,000 to the Partnership to fund the redevelopment project at Lake Johnson Mews Apartments and approximately $954,000 to fund operating expenses and real estate taxes at four of the Partnership's investment properties. During the six months ended June 30, 2005, the Corporate General Partner advanced approximately $199,000 to the Partnership to fund the redevelopment project at Lake Johnson Mews Apartments and approximately $124,000 to fund real estate taxes and capital expenditures at Lake Johnson Mews Apartments and Foxfire Apartments. The Corporate General Partner advanced approximately $150,000 to the Partnership to fund real estate taxes at Woodland Village Apartments during the six months ended June 30, 2004. Interest was accrued at 10.0% on the redevelopment advances and the prime rate plus 2% for all other advances. Interest expense was approximately $139,000 and $1,000 for the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005 and 2004, the Partnership made payments on advances of approximately $3,226,000 and $150,000, respectively, and related interest of $160,000 and $1,000, respectively, with proceeds from the sale of The Lexington Green Apartments and cash from operations, respectively. There were no outstanding advances or associated accrued interest due to an affiliate of the Corporate General Partner at June 30, 2005.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $214,000 and $161,000 for the six months ended June 30, 2005 and 2004, respectively, which are included in general and administrative expenses, investment properties, assets held for sale, and gain from sale of discontinued operations. The portion of these reimbursements included in investment properties, assets held for sale, and gain from sale of discontinued operations for the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $54,000 and $21,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties.

Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale of a property. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment and their original capital contribution. It is not presently expected that the limited partners will receive these returns when the Partnership terminates. Accordingly, no commission was accrued related to the June 2005 sale of The Lexington Green Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $205,000 and $193,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note E - Casualty Events

The Partnership incurred clean up costs of approximately $9,000 at The Lexington Green Apartments for Hurricanes Frances and Jeanne which were not covered by insurance for the year ended December 31, 2004. The Partnership incurred additional clean up costs of approximately $15,000 and $26,000, which were not covered by insurance, for the three and six months ended June 30, 2005 which are reflected in loss from discontinued operations. The Partnership also recognized a casualty gain of approximately $16,000 due to a change in the estimated building damages at The Lexington Green Apartments, which is reflected in loss from discontinued operations for the six months ended June 30, 2005.

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

Note F - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in conjunction therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Note G - Subsequent Events

On August 1, 2005, the Partnership sold Foxfire Apartments to a third party for a gross sale price of approximately $9,725,000. The net proceeds realized by the Partnership were approximately $7,922,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,132,000 of the net proceeds to repay the mortgage encumbering the property. The Corporate General Partner is evaluating the cash requirements of the Partnership to determine whether any portion of the net proceeds will be distributed to the Partners. As a result of the sale, the Partnership expects to record a gain of approximately $5,453,000 and a loss on the early extinguishment of debt of approximately $1,747,000 during the third quarter of 2005. The property's operations, loss of approximately $75,000 and $159,000 for the three and six months ended June 30, 2005, respectively, and loss of approximately $91,000 and $146,000 for the three and six months ended June 30, 2004, respectively, are included in loss from discontinued operations. Also included in loss from discontinued operations are revenues of approximately $466,000 and $926,000 for the three and six months ended June 30, 2005, respectively, and approximately $452,000 and $912,000 for the three and six months ended June 30, 2004, respectively.

Subsequent to June 30, 2005, the Partnership entered into a Purchase and Sale Contract to sell Millhopper Village Apartments to a third party for a purchase price of approximately $10,400,000. The anticipated closing date for the transaction is October 3, 2005. At June 30, 2005, the carrying amounts of the mortgage note payable and investment property for Millhopper Village Apartments are approximately $3,807,000 and $1,784,000, respectively. The operating results of Millhopper Village Apartments for the three and six months ended June 30, 2005 were income of approximately $35,000 and $57,000, respectively, which included revenues of approximately $295,000 and $593,000, respectively. The operating results of the property for the three and six months ended June 30, 2004 were income of approximately $21,000 and $25,000, respectively, which included revenues of approximately $275,000 and $547,000, respectively.

Subsequent  to  June  30,  2005,  the  Partnership   distributed   approximately
$5,577,000 to the limited partners (approximately $106.15 per limited partnership unit) from proceeds from the sale of The Lexington Green Apartments.

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

The Partnership's investment properties consist of six apartment complexes, one of which is classified as held for sale at June 30, 2005 (as discussed in "Results of Operations"). The following table sets forth the average occupancy of the remaining properties for the six months ended June 30, 2005 and 2004:

                                                          June 30,
                  Property                              2005     2004

                  Old Salem Apartments
                     Charlottesville, Virginia          92%       91%

                  Woodland Village Apartments
                     Columbia, South Carolina (1)       95%       86%

                  Lake Johnson Mews Apartments
                     Raleigh, North Carolina            87%       87%

                  Millhopper Village Apartments
                     Gainesville, Florida (2)           96%       90%

                  Tar River Estates Apartments
                     Greenville, North Carolina (3)     98%       89%


 (1) The Corporate General Partner attributes the increase in occupancy at Woodland Village Apartments to increased marketing and resident retention efforts.

 (2) The Corporate General Partner attributes the increase in occupancy at Millhopper Village Apartments to improved economic conditions in the Gainesville area.

 (3) The Corporate General Partner attributes the increase in occupancy at Tar River Estates Apartments to increased marketing and resident retention efforts.

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

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2005 was approximately $11,864,000 and $11,630,000, respectively, as compared to net loss of approximately $194,000 and $357,000 for the three and six months ended June 30, 2004, respectively. The Partnership sold The Lexington Green Apartments to a third party in June 2005 and Foxfire Apartments to a third party subsequent to June 30, 2005. In accordance with the SFAS No. 144, the assets and liabilities of Foxfire Apartments have been classified as held for sale at June 30, 2005. The operations of both Foxfire Apartments and The Lexington Green Apartments, loss of approximately $1,794,000 and $1,861,000 for the three and six months ended June 30, 2005, respectively, and loss of approximately $81,000 and $123,000 for the three and six months ended June 30, 2004, respectively, are shown as loss from discontinued operations. Included in loss from discontinued operations are revenues of approximately $1,095,000 and $2,222,000 for the three and six months ended June 30, 2005, respectively, and approximately $1,023,000 and $2,050,000, respectively, for the three and six months ended June 30, 2004.

On June 29, 2005, the Partnership sold The Lexington Green Apartments to a third party for a gross sale price of approximately $19,200,000. The net proceeds realized by the Partnership were approximately $17,061,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $13,876,000 as a result of the sale during the three and six months ended June 30, 2005, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,863,000 as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.

The Partnership's loss from continuing operations for the three and six months ended June 30, 2005 was approximately $218,000 and $385,000, respectively, compared to loss from continuing operations of approximately $113,000 and
$234,000 for the three and six months ended June 30, 2004, respectively. The increase in loss from continuing operations for both the three and six months ended June 30, 2005 is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in total expenses for both the three and six months ended June 30, 2005 is due to increases in operating, general and administrative, interest, and property tax expenses, partially offset by a decrease in depreciation expense. The increase in operating expenses for both periods is due to increases in payroll related expenses at four of the Partnership's investment properties, utility expenses at Lake Johnson Mews Apartments and Old Salem Apartments, and contract maintenance expense at Lake Johnson Mews Apartments and Tar River Estates Apartments. The increase in property tax expense for both periods is primarily due to an increase in the assessed value of Tar River Estates Apartments. Interest expense increased for both periods primarily due to an increase in interest expense on advances from an affiliate of the Corporate General Partner, partially offset by scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans, and interest capitalized at Lake Johnson Mews Apartments due to a redevelopment project at the property which required 5 units to be vacated at June 30, 2005 in order to expedite construction. The decrease in depreciation expense for both periods is due to property improvements and replacements placed into service at four of the Partnership's investment properties in prior years becoming fully depreciated during the past twelve months. The increase in general and administrative expenses for both the three and six months ended June 30, 2005 is due to increases in the cost of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and six months ended June 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the three and six months ended June 30, 2005 is due to increases in both rental and other income, partially offset by the recognition of a casualty gain in 2004 (as discussed below). The increase in rental income for both periods is primarily due to increases in occupancy at four of the Partnership's investment properties and the average rental rate at Lake Johnson Mews Apartments, Millhopper Village Apartments and Tar River Estates Apartments, partially offset by a decrease in the average rental rate at Woodland Village Apartments and Old Salem Apartments. The increase in other income is primarily due to increases in student housing fees at Tar River Estates Apartments and utility reimbursements at Woodland Village Apartments, partially offset by a decrease in lease cancellation fees at Lake Johnson Mews Apartments, Old Salem Apartments, and Woodland Village Apartments.

The Partnership incurred clean up costs of approximately $9,000 at The Lexington Green Apartments for Hurricanes Frances and Jeanne which were not covered by insurance for the year ended December 31, 2004. The Partnership incurred additional clean up costs of approximately $15,000 and $26,000, which were not covered by insurance, for the three and six months ended June 30, 2005, which are reflected in loss from discontinued operations. The Partnership also recognized a casualty gain of approximately $16,000 due to a change in the estimated building damages at The Lexington Green Apartments, which is reflected in loss from discontinued operations for the six months ended June 30, 2005.

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

During the year ended December 31, 2004, the Corporate General Partner began a major redevelopment project at Lake Johnson Mews Apartments. The property has had difficulty staying competitive and needed to be updated. Therefore, in an effort to increase occupancy and remain competitive in the local market, a significant redevelopment project has been started and is expected to be completed in January 2006 at a total cost of approximately $4,059,000. The project is being funded from advances from an affiliate of the Corporate General Partner and cash from operations. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the six months ended June 30, 2005, approximately $28,000 of interest, approximately $3,000 of real estate taxes, and approximately $2,000 of other construction period costs were capitalized.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $7,716,000, compared to approximately $607,000 at June 30, 2004. The increase in cash and cash equivalents of approximately $6,578,000, from the Partnership's year ended December 31, 2004, is due to approximately $15,264,000 of cash provided by investing activities and approximately $1,149,000 of cash provided by operating activities, partially offset by approximately $9,835,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of The Lexington Green Apartments, partially offset by property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of the repayment of the mortgage encumbering The Lexington Green Apartments, payments on advances from an affiliate of the Corporate General Partner, payments of principal made on the mortgages encumbering the Partnership's investment properties, and a distribution to the general partner of the majority owned sub-tier limited partnership, partially offset by advances from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Millhopper Village Apartments: During the six months ended June 30, 2005, the Partnership completed approximately $244,000 of capital improvements at Millhopper Village Apartments, consisting primarily of roof replacement, siding, exterior painting, parking area improvements, gutter replacement and construction resulting from the casualty as discussed in "Results of Operations". These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Foxfire Apartments: During the six months ended June 30, 2005, the Partnership completed approximately $93,000 of capital improvements at Foxfire Apartments, consisting primarily of recreational facility upgrades and floor covering replacement. These improvements were funded from operations and advances from an affiliate of the Corporate General Partner. The Partnership sold Foxfire Apartments to a third party on August 1, 2005.

Lake Johnson Mews Apartments: During the six months ended June 30, 2005, the Partnership completed approximately $296,000 of capital improvements at Lake Johnson Mews Apartments arising from the redevelopment of the property which includes capitalization of construction period interest of approximately $28,000, real estate taxes of approximately $3,000 and other construction period costs of approximately $2,000. Additional capital improvements of approximately $70,000 consisted primarily of major landscaping. These improvements were funded from operations and an advance from an affiliate of the Corporate General Partner. The property is currently undergoing a redevelopment project in order to remain competitive with other properties in the area in the effort to increase occupancy at the property. Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be complete in January 2006 at a total cost of approximately $4,059,000. The project is being funded from advances from an affiliate of the Corporate General Partner and cash from operations. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to budget approximately $1,236,000 for property redevelopment during 2005. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Woodland Village Apartments: During the six months ended June 30, 2005, the Partnership completed approximately $175,000 of capital improvements at Woodland Village Apartments, consisting primarily of swimming pool upgrades, roof replacement, interior improvements, and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Lexington Green Apartments: During the six months ended June 30, 2005, the Partnership completed approximately $191,000 of capital improvements at The Lexington Green Apartments, consisting primarily of balcony upgrades and floor covering replacement. These improvements were funded from operations. The Partnership sold The Lexington Green Apartments to a third party on June 29, 2005.

Tar River Estates Apartments: During the six months ended June 30, 2005, the Partnership completed approximately $70,000 of capital improvements at Tar River Estates Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Old Salem Apartments: During the six months ended June 30, 2005, the Partnership completed approximately $520,000 of capital improvements at Old Salem Apartments, consisting primarily of siding, exterior painting, swimming pool upgrades, major landscaping, interior improvements, structural improvements, plumbing upgrades, heating upgrades, floor covering replacement, and construction related to the May 2004 fire, as discussed in the Partnership's Form 10-KSB for the year ended December 31, 2004. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to budget approximately $254,000 to remedy moisture infiltration to two units and exterior improvements. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations and from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties of approximately $30,971,000 is amortized over varying periods with maturity dates ranging from December 1, 2019 to January 1, 2022, at which time the loans are scheduled to be fully amortized.

Subsequent to June 30, 2005, the Partnership entered into a Purchase and Sale Contract to sell Millhopper Village Apartments to a third party for a purchase price of approximately $10,400,000. The anticipated closing date for the transaction is October 3, 2005. At June 30, 2005, the carrying amounts of the mortgage note payable and investment property for Millhopper Village Apartments are approximately $3,807,000 and $1,784,000, respectively. The operating results of Millhopper Village Apartments for the three and six months ended June 30, 2005 were income of approximately $35,000 and $57,000, respectively, which included revenues of approximately $295,000 and $593,000, respectively. The operating results of the property for the three and six months ended June 30, 2004 were income of approximately $21,000 and $25,000, respectively, which included revenues of approximately $275,000 and $547,000, respectively.

There were no distributions made to the limited partners during the six months ended June 30, 2005 and 2004. Subsequent to June 30, 2005, the Partnership distributed approximately $5,577,000 to the limited partners (approximately $106.15 per limited partnership unit) from proceeds from the sale of The Lexington Green Apartments. Future cash distributions will depend on the levels of net cash generated from operations and the timing of property refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. The Corporate General Partner is evaluating the cash requirements of the Partnership to determine whether any portion of the net proceeds from the sale of Foxfire Apartments will be distributed to the Partners. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit additional distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,241 limited partnership units (the "Units") in the Partnership representing 74.69% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 74.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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



                                 SHELTER PROPERTIES V

                                 By:     Shelter Realty V Corporation
                                         Corporate General Partner

                                 By:      /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                 By:      /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                 Date:   August 15, 2005

                              SHELTER PROPERTIES V
                                  EXHIBIT INDEX


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

        (ii) Contracts related to the disposition of properties.

            (a) Purchase and Sale Contract between New Shelter V Limited Partnership, a Delaware limited partnership, as Seller, and Forest Acquisition Fund, LLC, a Massachusetts limited liability company, as Purchaser, effective May 2, 2005 filed as exhibit 10(ii)a to the Registrant's Current Report on Form 8-K dated May 2, 2005 and incorporated herein by reference.

            (b) Purchase and Sale Contract between Foxfire Apartments V Limited Partnership, a South Carolina limited partnership, as Seller, and The Bethany Group, LLC, a California limited liability company, as Purchaser, effective May 12, 2005, filed as exhibit 10(ii)b to the Registrant's Current Report on Form 8-K dated August 1, 2005 and incorporated herein by reference.

            (c) First Amendment to Purchase and Sale Contract between Foxfire Apartments V Limited Partnership, a South Carolina Limited Partnership, as Seller, and The Bethany Group, LLC, a California limited liability company, as Purchaser, effective July 1, 2005, filed as exhibit 10(ii)c to the Registrant's Current Report on Form 8-K dated August 1, 2005 and incorporated herein by reference.

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

Date:  August 15, 2005

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

Date:  August 15, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President   of   Shelter
                                    Realty      V       Corporation,
                                    equivalent    of    the    chief
                                    financial    officer    of   the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties V (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 15, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 15, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.