Form 10QSB
period 2005-09-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2005-11-14
CIK 712753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                   SHELTER PROPERTIES V LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                                 $ 972
   Receivables and deposits                                                      590
   Restricted escrows                                                            281
   Other assets                                                                1,042
   Investment properties:
      Land                                                    $ 1,883
      Buildings and related personal property                   61,579
                                                                63,462
      Less accumulated depreciation                            (40,740)       22,722
   Assets held for sale (Note A)                                               1,873
                                                                            $ 27,480

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 253
   Tenant security deposit liabilities                                           154
   Accrued property taxes                                                        268
   Other liabilities                                                             555
   Mortgage notes payable                                                     26,934
   Liabilities related to assets held for sale (Note A)                        3,858

Partners' Deficit
   General partners                                           $   (232)
   Limited partners (52,538 units
      issued and outstanding)                                   (4,310)       (4,542)
                                                                            $ 27,480

         See Accompanying Notes to Consolidated Financial Statements

                   SHELTER PROPERTIES V LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                          Three Months Ended      Nine Months Ended
                                            September 30,           September 30,
                                           2005       2004        2005        2004
                                                   (Restated)              (Restated)
Revenues:
   Rental income                         $ 1,951     $ 1,942     $ 5,883     $ 5,711
   Other income                              249         183         727         627
   Casualty gains (Note F)                    --          20          --          58
      Total revenues                       2,200       2,145       6,610       6,396

Expenses:
   Operating                               1,046       1,073       3,121       2,887
   General and administrative                117         111         338         303
   Depreciation                              613         547       1,725       1,700
   Interest                                  502         531       1,661       1,615
   Property taxes                            145         140         429         407
      Total expenses                       2,423       2,402       7,274       6,912

Loss from continuing operations             (223)       (257)       (664)       (516)
Loss from discontinued
  operations (Note A)                     (1,763)        (48)     (3,568)       (146)
Gain from sale of discontinued
  operations (Notes A and C)               5,310          --      19,186          --
Net income (loss)                        $ 3,324     $ (305)     $14,954     $ (662)

Net income (loss) allocated to
   general partners (1%)                   $ 33       $ (3)       $ 150       $ (7)
Net income (loss) allocated to
   limited partners (99%)                  3,291        (302)     14,804        (655)

                                         $ 3,324     $ (305)     $14,954     $ (662)
Per limited partnership unit:
 Loss from continuing operations         $ (4.21)    $ (4.84)    $(12.52)   $ (9.71)
 Loss from discontinued operations        (33.21)      (0.91)     (67.23)     (2.76)
 Gain from sale of discontinued
  operations                              100.06          --      361.53         --
Net income (loss)                        $ 62.64     $ (5.75)    $281.78    $(12.47)
Distributions per limited
 partnership unit                        $126.08      $ --       $126.08     $    --

         See Accompanying Notes to Consolidated Financial Statements

                   SHELTER PROPERTIES V LIMITED PARTNERSHIP
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions          52,538         $ 2       $ 52,538    $ 52,540

Partners' deficit at
   December 31, 2004                    52,538        $ (381)    $(12,490)   $(12,871)

Distributions to partners                   --            (1)      (6,624)     (6,625)

Net income for the nine months
   ended September 30, 2005                 --           150       14,804      14,954

Partners' deficit at
   September 30, 2005                   52,538        $ (232)    $ (4,310)   $ (4,542)

         See Accompanying Notes to Consolidated Financial Statements

                   SHELTER PROPERTIES V LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                     2005        2004
Cash flows from operating activities:
  Net income (loss)                                                $ 14,954     $  (662)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Gain from sale of discontinued operations                     (19,186)         --
      Casualty gains                                                    (16)        (58)
      Depreciation                                                    2,267       2,525
      Amortization of loan costs                                         53          59
      Loss on early extinguishment of debt                            3,610          --
      Bad debt expense                                                  121         217
      Change in accounts:
          Receivables and deposits                                     (264)       (246)
          Other assets                                                   --        (292)
          Accounts payable                                             (145)          1
          Tenant security deposit liabilities                          (100)        (27)
          Accrued property taxes                                        246         298
          Due to affiliates                                             (90)         --
          Other liabilities                                            (521)         (7)
             Net cash provided by operating activities                  929       1,808
Cash flows from investing activities:
  Property improvements and replacements                             (3,152)     (1,084)
  Net proceeds from sale of discontinued operations                  24,943          --
  Net deposits to restricted escrows                                     (4)         (1)
  Insurance proceeds received                                            --          71
             Net cash provided by (used in) investing
                activities                                           21,787      (1,014)
Cash flows from financing activities:
  Payments on mortgage notes payable                                 (1,018)       (981)
  Repayment of mortgage notes payable                               (12,336)         --
  Advances from affiliate                                               323         150
  Payments on advances from affiliate                                (3,226)       (150)
  Distributions to partners                                          (6,625)         --
             Net cash used in financing activities                  (22,882)       (981)

Net decrease in cash and cash equivalents                              (166)       (187)

Cash and cash equivalents at beginning of period                      1,138         458

Cash and cash equivalents at end of period                         $    972     $   271

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $  2,515     $ 2,424
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
    accounts payable                                               $    237     $ 1,125

At December 31, 2004, approximately $726,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months ended September 30, 2005.


         See Accompanying Notes to Consolidated Financial Statements

                    SHELTER PROPERTIES V LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner of the partnership, AIMCO Properties, L.P., is also an affiliate of AIMCO.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statements of operations for the three and nine months ended September 30, 2004 have been restated as of January 1, 2004 to reflect the operations of The Lexington Green Apartments, Foxfire Apartments, and Millhopper Village Apartments as loss from discontinued operations. The Partnership sold The Lexington Green Apartments to a third party in June 2005 and the Partnership sold Foxfire Apartments to a third party in August 2005 (see Note C). The Partnership has entered into a contract to sell Millhopper Village Apartments to a third party in November 2005. In accordance with SFAS No. 144, the assets and liabilities of Millhopper Apartments have been classified as held for sale at September 30, 2005 on the consolidated balance sheet.

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

                                                      Nine Months Ended
                                                        September 30,
                                                       (in thousands)
                                                       2005       2004

         Net cash provided by operating activities  $    929   $  1,808
         Payments on mortgage notes payable           (1,018)      (981)
         Property improvements and replacements       (3,152)    (1,084)
         Change in restricted escrows, net                (4)        (1)
         Changes in reserves for net operating
            liabilities                                  874        273
         Additional reserves                              --        (15)

            Net cash used in operations             $ (2,371)  $     --

The Corporate  General Partner  reserved  approximately  $15,000 during the nine
months  ended   September  30,  2004  to  fund  capital   improvements   at  the
Partnership's investment properties.

Note C - Disposition of Investment Properties

On June 29, 2005, the Partnership sold The Lexington Green Apartments to a third party for a gross sale price of approximately $19,200,000. The net proceeds realized by the Partnership were approximately $17,061,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $13,876,000 as a result of the sale during the nine months ended September 30, 2005, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,863,000 as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property's operations, loss of approximately $1,702,000 for the nine months ended September 30, 2005 and income of approximately $3,000 and $26,000 for the three and nine months ended September 30, 2004, respectively, are included in loss from discontinued operations. Also included in loss from discontinued operations are revenues of approximately $1,296,000 for the nine months ended September 30, 2005 and approximately $536,000 and $1,674,000 for the three and nine months ended September 30, 2004, respectively.

On August 1, 2005, the Partnership sold Foxfire Apartments to a third party for a gross sale price of approximately $9,725,000. The net proceeds realized by the Partnership were approximately $7,882,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,132,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $5,310,000 for the three and nine months ended September 30, 2005, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,747,000 as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property's operations, loss of approximately $1,852,000 and $2,011,000 for the three and nine months ended September 30, 2005, respectively, and loss of approximately $57,000 and $203,000 for the three and nine months ended September 30, 2004, respectively, are included in loss from discontinued operations. Also included in loss from discontinued operations are revenues of approximately $112,000 and $1,038,000 for the three and nine months ended September 30, 2005, respectively, and approximately $472,000 and $1,384,000 for the three and nine months ended September 30, 2004, respectively.

The Partnership has entered into a contract to sell Millhopper Village Apartments to a third party in November 2005 for a purchase price of approximately $10,400,000. The property's operations, income of approximately $89,000 and $145,000 for the three and nine months ended September 30, 2005, respectively, and income of approximately $6,000 and $31,000 for the three and nine months ended September 30, 2004, respectively, are included in loss from discontinued operations. Also included in loss from discontinued operations are revenues of approximately $302,000 and $894,000 for the three and nine months ended September 30, 2005, respectively, and approximately $285,000 and $832,000 for the three and nine months ended September 30, 2004, respectively.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $492,000 and $514,000 for the nine months ended September 30, 2005 and 2004, respectively, which are included in operating expenses and loss from discontinued operations.

In accordance with the Partnership Agreement, during the fourth quarter of 2004, the Corporate General Partner advanced approximately $1,949,000 to the Partnership to fund the redevelopment project at Lake Johnson Mews Apartments and approximately $954,000 to fund operating expenses and real estate taxes at four of the Partnership's investment properties. During the nine months ended September 30, 2005, the Corporate General Partner advanced approximately $199,000 to the Partnership to fund the redevelopment project at Lake Johnson Mews Apartments and approximately $124,000 to fund real estate taxes and capital expenditures at Lake Johnson Mews Apartments and Foxfire Apartments. The Corporate General Partner advanced approximately $150,000 to the Partnership to fund real estate taxes at Woodland Village Apartments during the nine months ended September 30, 2004. Interest was accrued at 10.0% on the redevelopment advances and the prime rate plus 2% (8.75% at September 30, 2005) for all other advances. Interest expense was approximately $139,000 and $1,000 for the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005 and 2004, the Partnership made payments on advances of approximately $3,226,000 and $150,000, respectively, and related interest of $160,000 and $1,000, respectively, with proceeds from the sale of The Lexington Green Apartments and cash from operations, respectively. There were no outstanding advances or associated accrued interest due to an affiliate of the Corporate General Partner at September 30, 2005.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $396,000 and $264,000 for the nine months ended September 30, 2005 and 2004, respectively, which are included in general and administrative expenses, investment properties, assets held for sale, and gain from sale of discontinued operations. The portion of these reimbursements included in investment properties, assets held for sale, and gain from sale of discontinued operations for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $149,000 and $43,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties.

Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale of a property. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment and their original capital contribution. It is not presently expected that the limited partners will receive these returns when the Partnership terminates. Accordingly, no commission was accrued related to the June 2005 sale of The Lexington Green Apartments or the August 2005 sale of Foxfire Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $205,000 and $193,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note E - Distributions

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands, except per unit data):

                                       Per Limited                        Per Limited
                  Nine Months Ended    Partnership    Nine Months Ended   Partnership
                 September 30, 2005        Unit       September 30, 2004      Unit

Sale (1)               $ 5,578           $106.15             $ --             $ --
Sale (2)                 1,047             19.93                --               --
                       $ 6,625           $126.08             $ --             $ --

(1) Proceeds from the sale of The Lexington Green Apartments in June 2005. (2) Proceeds from the sale of Foxfire Apartments in August 2005.

Note F - Casualty Events

The Partnership incurred clean up costs of approximately $9,000 at The Lexington Green Apartments for Hurricanes Frances and Jeanne which were not covered by insurance for the year ended December 31, 2004. The Partnership incurred additional clean up costs of approximately $15,000 and $26,000, which were not covered by insurance, for the nine months ended September 30, 2005 which are reflected in loss from discontinued operations. The Partnership also recognized a casualty gain of approximately $16,000 due to a change in the estimated building damages at The Lexington Green Apartments, which is reflected in loss from discontinued operations for the nine months ended September 30, 2005.

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

Note G - Redevelopment of Property

During the year ended December 31, 2004, the Corporate General Partner began a major redevelopment project at Lake Johnson Mews Apartments. The property has had difficulty staying competitive and needed to be updated. Therefore, in an effort to increase occupancy and remain competitive in the local market, a significant redevelopment project has been started and is expected to be completed in January 2006 at a total cost of approximately $4,059,000. The project is being funded from advances from an affiliate of the Corporate General Partner and cash from operations. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the nine months ended September 30, 2005, approximately $43,000 of interest, approximately $3,000 of real estate taxes, and approximately $2,000 of other construction period costs were capitalized.

Note H - Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

Note I - Subsequent Events

Subsequent to September 30, 2005, the Partnership entered into a Purchase and Sale Contract to sell Woodland Village Apartments to a third party for a purchase price of approximately $13,163,000. The anticipated closing date for the transaction is January 31, 2006. At September 30, 2005, the carrying amounts of the mortgage note payable and investment property for Woodland Village Apartments are approximately $7,206,000 and $4,174,000, respectively. The operating results of Woodland Village Apartments for the three and nine months ended September 30, 2005 were losses of approximately $16,000 and $3,000, respectively, which included revenues of approximately $628,000 and $1,828,000, respectively. The operating results of the property for the three and nine months ended September 30, 2004 were losses of approximately $50,000 and $65,000, respectively, which included revenues of approximately $568,000 and $1,690,000, respectively.

Subsequent to September 30, 2005, the Partnership entered into a Purchase and Sale Contract to sell Old Salem Apartments to a third party for a purchase price of approximately $31,600,000. The anticipated closing date for the transaction is January 12, 2006. At September 30, 2005, the carrying amounts of the mortgage note payable and investment property for Old Salem Apartments are approximately $8,655,000 and $5,252,000, respectively. The operating results of Old Salem Apartments for the three and nine months ended September 30, 2005 were income of approximately $60,000 and $156,000, respectively, which included revenues of approximately $808,000 and $2,444,000, respectively. The operating results of the property for the three and nine months ended September 30, 2004 were income of approximately $96,000 and $264,000, respectively, which included revenues of approximately $811,000 and $2,475,000, respectively.

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

The Partnership's investment properties consist of five apartment complexes, one of which is classified as held for sale at September 30, 2005 (as discussed in "Results of Operations"). The following table sets forth the average occupancy of the remaining properties for the nine months ended September 30, 2005 and 2004:

                                                        September 30,
                  Property                              2005     2004

                  Old Salem Apartments
                     Charlottesville, Virginia          93%       92%

                  Woodland Village Apartments
                     Columbia, South Carolina (1)       96%       87%

                  Lake Johnson Mews Apartments
                     Raleigh, North Carolina (2)        84%       88%

                  Tar River Estates Apartments
                     Greenville, North Carolina (3)     95%       90%

 (1) The Corporate General Partner attributes the increase in occupancy at Woodland Village Apartments to increased marketing and resident retention efforts.

 (2) The Corporate General Partner attributes the decrease in occupancy at Lake Johnson Mews Apartments to a decrease in customer traffic as a result of ongoing construction during the redevelopment period (as discussed in "Results of Operations").

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

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2005 was approximately $3,324,000 and $14,954,000 respectively, as compared to net loss of approximately $305,000 and $662,000 for the three and nine months ended September 30, 2004, respectively. The Partnership sold The Lexington Green Apartments to a third party in June 2005 and the Partnership sold Foxfire Apartments to a third party in August 2005. The Partnership has entered into a contract to sell Millhopper Village Apartments to a third party in November 2005. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities of Millhopper Village Apartments have been classified as held for sale at September 30, 2005. The operations of Foxfire Apartments, The Lexington Green Apartments, and Millhopper Village Apartments, loss of approximately $1,763,000 and $3,568,000 for the three and nine months ended September 30, 2005, respectively, and loss of approximately $48,000 and $146,000 for the three and nine months ended September 30, 2004, respectively, are shown as loss from discontinued operations. Included in loss from discontinued operations are revenues of approximately $414,000 and $3,228,000 for the three and nine months ended September 30, 2005, respectively and approximately $1,293,000 and $3,890,000 for the three and nine months ended September 30, 2004.

On June 29, 2005 the Partnership sold The Lexington Green Apartments to a third party for a gross sale price of approximately $19,200,000. The net proceeds realized by the Partnership were approximately $17,061,000 after the payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $13,876,000 as a result of the sale during the nine months ended September 30, 2005, which is included in gain from sale of discontinued operations. In addition the Partnership recorded a loss on the early extinguishment of debt of approximately $1,863,000 as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.

On August 1, 2005 the Partnership sold Foxfire Apartments to a third party for a gross sale price of approximately $9,725,000. The net proceeds realized by the Partnership were approximately $7,882,000 after the payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,132,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $5,310,000 as a result of the sale during the three and nine months ended September 30, 2005, which is included in gain from sale of discontinued operations. In addition the Partnership recorded a loss on the early extinguishment of debt of approximately $1,747,000 as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.

The Partnership's loss from continuing operations for the three and nine months ended September 30, 2005 was approximately $223,000 and $664,000, respectively, compared to loss from continuing operations of approximately $257,000 and $516,000 for the three and nine months ended September 30, 2004, respectively. The decrease in loss from continuing operations for the three months ended September 30, 2005 is due to an increase in total revenues. The increase in loss from continuing operations for the nine months ended September 30, 2005 is due to an increase in total expenses, partially offset by an increase in total revenues. Total expenses remained relatively constant for the three months ended September 30, 2005, as increases in depreciation, general and administrative, and property tax expenses were offset by decreases in both operating and interest expense. The decrease in operating expenses for the three months ended September 30, 2005 is primarily due to decreases in cleanup costs associated with the 2004 fire at Old Salem Apartments (as discussed below) and hazard insurance expense at all of the Partnership's investment properties. The decrease in interest expense for the three months ended September 30, 2005 is primarily a result of scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans. The increase in total expenses for the nine months ended September 30, 2005 is due to increases in operating, general and administrative, depreciation, interest, and property tax expenses. The increase in operating expenses for the nine months ended September 30, 2005 is primarily due to increases in payroll related expenses at Woodland Village Apartments and Tar River Estates Apartments, utility expenses at Woodland Village Apartments and Old Salem Apartments, and telephone sales at all of the Partnership's properties. The increase in depreciation expense for both the three and nine months ended September 30, 2005 is due to property improvements and replacements placed into service at the Partnership's investment properties during the past twelve months. Interest expense increased for the nine months ended September 30, 2005 primarily due to an increase in interest expense on advances from an affiliate of the Corporate General Partner, partially offset by scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans, and interest capitalized at Lake Johnson Mews Apartments due to a redevelopment project at the property which required units to be vacated during the nine months ended September 30, 2005 in order to expedite construction. The increase in property tax expense for both periods is primarily due to an increase in the assessed value of Tar River Estates Apartments. The increase in general and administrative expenses for both the three and nine months ended September 30, 2005 is due to increases in the cost of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for both the three and nine months ended September 30, 2005 is due to increases in both rental and other income, partially offset by the recognition of casualty gains in 2004 (as discussed below). The increase in rental income for the three months ended September 30, 2005 is primarily due to an increase in the average rental rate at Lake Johnson Mews Apartments and Old Salem Apartments, partially offset by decreases in occupancy at Lake Johnson Mews Apartments and the average rental rate at Woodland Village Apartments. The increase in rental income for the nine months ended September 30, 2005 is primarily due to increases in occupancy at Old Salem Apartments, Woodland Village Apartments and Tar River Estates Apartments and the average rental rate at Lake Johnson Mews Apartments and Tar River Estates Apartments, partially offset by decreases in occupancy at Lake Johnson Mews Apartments and the average rental rate at Woodland Village Apartments. The increase in other income for the three months ended September 30, 2005 is primarily due to an increase in utility reimbursements at Old Salem Apartments and Woodland Village Apartments. The increase in other income for the nine months ended September 30, 2005 is primarily due to increases in student housing fees at Tar River Estates Apartments and utility reimbursements at Old Salem Apartments and Woodland Village Apartments, partially offset by a decrease in lease cancellation fees at all of the Partnership's investment properties.

The Partnership incurred clean up costs of approximately $9,000 at The Lexington Green Apartments for Hurricanes Frances and Jeanne which were not covered by insurance for the year ended December 31, 2004. The Partnership incurred additional clean up costs of approximately $15,000 and $26,000, which were not covered by insurance, for the nine months ended September 30, 2005, which are reflected in loss from discontinued operations. The Partnership also recognized a casualty gain of approximately $16,000 due to a change in the estimated building damages at The Lexington Green Apartments, which is reflected in loss from discontinued operations for the nine months ended September 30, 2005.

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

During the year ended December 31, 2004, the Corporate General Partner began a major redevelopment project at Lake Johnson Mews Apartments. The property has had difficulty staying competitive and needed to be updated. Therefore, in an effort to increase occupancy and remain competitive in the local market, a significant redevelopment project has been started and is expected to be completed in January 2006 at a total cost of approximately $4,059,000. The project is being funded from advances from an affiliate of the Corporate General Partner and cash from operations. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the nine months ended September 30, 2005, approximately $43,000 of interest, approximately $3,000 of real estate taxes, and approximately $2,000 of other construction period costs were capitalized.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $972,000, compared to approximately $271,000 at September 30, 2004. The decrease in cash and cash equivalents of approximately $166,000, from the Partnership's year ended December 31, 2004, is due to approximately $22,882,000 of cash used in financing activities, partially offset by approximately $21,787,000 of cash provided by investing activities and approximately $929,000 of cash provided by operating activities. Cash used in financing activities consisted of the repayment of the mortgages encumbering The Lexington Green Apartments and Foxfire Apartments, payments on advances from an affiliate of the Corporate General Partner, payments of principal made on the mortgages encumbering the Partnership's investment properties, and distributions to partners, partially offset by advances from an affiliate of the Corporate General Partner. Cash provided by investing activities consisted of net proceeds from the sales of The Lexington Green Apartments and Foxfire Apartments, partially offset by property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Millhopper Village Apartments: During the nine months ended September 30, 2005, the Partnership completed approximately $253,000 of capital improvements at Millhopper Village Apartments, consisting primarily of roof replacement, siding, exterior painting, parking area improvements, gutter replacement and floor covering replacement. These improvements were funded from operations. The Partnership has entered into a contract to sell Millhopper Village Apartments to a third party in November 2005.

Foxfire Apartments: During the nine months ended September 30, 2005, the Partnership completed approximately $109,000 of capital improvements at Foxfire Apartments, consisting primarily of recreational facility upgrades and floor covering replacement. These improvements were funded from operations and advances from an affiliate of the Corporate General Partner. The Partnership sold Foxfire Apartments to a third party on August 1, 2005.

Lake Johnson Mews Apartments: During the nine months ended September 30, 2005, the Partnership completed approximately $817,000 of capital improvements at Lake Johnson Mews Apartments arising from the redevelopment of the property which includes capitalization of construction period interest of approximately $43,000, real estate taxes of approximately $3,000 and other construction period costs of approximately $2,000. Additional capital improvements of approximately $133,000 consisted primarily of major landscaping and floor covering replacement. These improvements were funded from operations and advances from an affiliate of the Corporate General Partner. The property is currently undergoing a redevelopment project in order to remain competitive with other properties in the area in the effort to increase occupancy at the property. Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be complete in January 2006 at a total cost of approximately $4,059,000. The project is being funded from advances from an affiliate of the Corporate General Partner and cash from operations. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to budget approximately $691,000 for property redevelopment during the remainder of 2005. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Woodland Village Apartments: During the nine months ended September 30, 2005, the Partnership completed approximately $216,000 of capital improvements at Woodland Village Apartments, consisting primarily of swimming pool upgrades, roof replacement, interior improvements, and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Lexington Green Apartments: During the nine months ended September 30, 2005, the Partnership completed approximately $191,000 of capital improvements at The Lexington Green Apartments, consisting primarily of balcony upgrades and floor covering replacement. These improvements were funded from operations. The Partnership sold The Lexington Green Apartments to a third party on June 29, 2005.

Tar River Estates Apartments: During the nine months ended September 30, 2005, the Partnership completed approximately $163,000 of capital improvements at Tar River Estates Apartments, consisting primarily of plumbing upgrades, interior improvements, and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Old Salem Apartments: During the nine months ended September 30, 2005, the Partnership completed approximately $781,000 of capital improvements at Old Salem Apartments, consisting primarily of siding, exterior painting, swimming pool upgrades, major landscaping, interior improvements, structural improvements, plumbing upgrades, heating and air conditioning upgrades, floor covering replacement, and construction related to the May 2004 fire, as discussed in "Results of Operations". These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to spend approximately $101,000 during the remainder of 2005 to remedy moisture infiltration to two units and exterior improvements. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations and from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership's investment properties not classified as held for sale of approximately $26,934,000 is amortized over varying periods with maturity dates ranging from December 1, 2019 to January 1, 2022, at which time the loans are scheduled to be fully amortized.

Subsequent to September 30, 2005, the Partnership entered into a Purchase and Sale Contract to sell Woodland Village Apartments to a third party for a purchase price of approximately $13,163,000. The anticipated closing date for the transaction is January 31, 2006. At September 30, 2005, the carrying amounts of the mortgage note payable and investment property for Woodland Village Apartments are approximately $7,206,000 and $4,174,000, respectively. The operating results of Woodland Village Apartments for the three and nine months ended September 30, 2005 were losses of approximately $16,000 and $3,000, respectively, which included revenues of approximately $628,000 and $1,828,000, respectively. The operating results of the property for the three and nine months ended September 30, 2004 were losses of approximately $50,000 and $65,000, respectively, which included revenues of approximately $568,000 and $1,690,000, respectively.

Subsequent to September 30, 2005, the Partnership entered into a Purchase and Sale Contract to sell Old Salem Apartments to a third party for a purchase price of approximately $31,600,000. The anticipated closing date for the transaction is January 12, 2006. At September 30, 2005, the carrying amounts of the mortgage note payable and investment property for Old Salem Apartments are approximately $8,655,000 and $5,252,000, respectively. The operating results of Old Salem Apartments for the three and nine months ended September 30, 2005 were income of approximately $60,000 and $156,000, respectively, which included revenues of approximately $808,000 and $2,444,000, respectively. The operating results of the property for the three and nine months ended September 30, 2004 were income of approximately $96,000 and $264,000, respectively, which included revenues of approximately $811,000 and $2,475,000, respectively.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands, except per unit data):

                                       Per Limited                        Per Limited
                  Nine Months Ended    Partnership    Nine Months Ended   Partnership
                 September 30, 2005        Unit       September 30, 2004      Unit
Sale (1)               $ 5,578           $106.15             $ --             $ --
Sale (2)                 1,047             19.93                --               --
                       $ 6,625           $126.08             $ --             $ --

(1) Proceeds from the sale of The Lexington Green Apartments in June 2005. (2) Proceeds from the sale of Foxfire Apartments in August 2005.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,243 limited partnership units (the "Units") in the Partnership representing 74.69% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 74.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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



                                 SHELTER PROPERTIES V LIMITED PARTNERSHIP

                                 By:     Shelter Realty V Corporation
                                         Corporate General Partner

                                 By:      /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                 By:      /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                 Date:    November 14, 2005

                   SHELTER PROPERTIES V LIMITED PARTNERSHIP
                                  EXHIBIT INDEX


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

            (d) Purchase and Sale Contract between Shelter Properties V, a South Carolina limited partnership, and Magnum Realty, LLC, a Florida limited liability company, dated July 15, 2005, filed as exhibit 10(ii)d to the Registrant's Current Report on Form 8-K dated July 15, 2005 and incorporated herein by reference.

            (e)   Amendment  of  Purchase  and  Sale  Contract  between  Shelter
                  Properties V Limited Partnership, a South Carolina limited partnership and Magnum Realty, LLC, a Florida limited liability company, dated October 10, 2005.

  (iii) Contracts related to refinancing of debt:

            (m) Multifamily Note secured by a Mortgage or Deed of Trust dated November 10, 1999, between Shelter Properties V Limited Partnership and GMAC Commercial Mortgage Corporation relating to Old Salem Apartments. (Filed as Exhibit 10(iii)m to Form 10-KSB of Registrant for period ended November 30, 1999 and incorporated herein by reference).

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

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Shelter Properties V Limited Partnership;

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

Date:  November 14, 2005

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior   Vice    President   of
                                    Shelter  Realty V  Corporation,
                                    equivalent    of   the    chief
                                    executive    officer   of   the
                                    Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Shelter Properties V Limited Partnership;

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

Date:  November 14, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President   of   Shelter
                                    Realty      V       Corporation,
                                    equivalent    of    the    chief
                                    financial    officer    of   the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties V Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                               Exhibit 10(ii)(e)


                   AMENDMENT OF PURCHASE AND SALE CONTRACT

                    (Millhopper Village Apartments, Florida)


      THIS AMENDMENT OF PURCHASE AND SALE CONTRACT ("Amendment") is entered into as of the 10th day of October, 2005 (the "Effective Date") by and between SHELTER PROPERTIES V LIMITED PARTNERSHIP, a South Carolina limited partnership, having a principal address at 4582 South Ulster Street Parkway, Suite 1100, Denver, Colorado 80237 ("Seller") and MAGNUM REALTY, LLC, a Florida limited liability company, having a principal address at 1666 John F. Kennedy Causeway, Suite 606, North Bay Village, Florida 33141 ("Purchaser").

                                    RECITALS


A. Seller and Purchaser entered into a Purchase and Sale Contract dated as of July 15, 2005 (the "Contract"), pursuant to which Seller agreed to sell to Purchaser, and Purchaser agreed to buy from Seller the Property (as defined in the Contract).


B. Pursuant to the Contract, Purchaser delivered to Escrow Agent an Initial Deposit in the amount of $200,000, and an Additional Deposit in the amount of $50,000 (collectively, the "Earnest Money"), which Earnest Money continues to be held by Escrow Agent.


C. Pursuant to the Contract, Purchaser extended the Closing Date from October 3, 2005, to October 28, 2005, and in connection therewith, Purchaser delivered to Escrow Agent a non-refundable Purchaser's Closing Extension Deposit in the amount of $50,000, which Purchaser's Closing Extension Deposit continues to be held by Escrow Agent.


D. Seller and Purchaser have agreed to modify the terms of the Contract as set forth in this Amendment.


E. All capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Contract.


            NOW  THEREFORE,   for  valuable   consideration,   the  receipt  and
sufficiency of which are hereby acknowledged, and intending to be legally bound, Seller and Purchaser agree as follows:

                                   AGREEMENTS

1. Closing Date. Subject to the extension rights of Seller as more particularly set forth in Section 5.1 of the Contract, the Closing Date is hereby extended from October 28, 2005, to November 29, 2005.

2. Closing Extension Deposit. Concurrently with the execution of this Amendment, Purchaser shall deliver to Escrow Agent a deposit in the amount of $200,000 ("Purchaser's Second Closing Extension Deposit"), which amount when received by Escrow Agent shall be added to the Deposit under the Contract, shall be non-refundable (except as otherwise expressly provided for in the Contract with respect to the Deposit), and shall be held, credited and disbursed in the same manner as provided hereunder with respect to the Deposit.


3. Release of Deposit. Concurrently with the execution of this Amendment, the $250,000 Earnest Money and the $50,000 Purchaser's Closing Extension Deposit, shall become immediately non-refundable and released to Seller by Escrow Agent without any further requirement by Escrow Agent (the Earnest Money and Purchaser's Closing Extension Deposit are collectively referred to herein as the "Non-Refundable Amount"); provided, however, the Non-Refundable Amount will apply to the Purchase Price if and when the Closing occurs.

4. Effectiveness of Contract. Except as modified by this Amendment, all the terms of the Contract shall remain unchanged and in full force and effect.



5. Counterparts. This Amendment may be executed in counterparts, and all counterparts together shall be construed as one document.


6. Telecopied Signatures. A counterpart of this Amendment signed by one party to this Amendment and telecopied to the other party to this Amendment or its counsel (i) shall have the same effect as an original signed counterpart of this Amendment, and (ii) shall be conclusive proof, admissible in judicial proceedings, of such party's execution of this Amendment.



                 [ Remaining Page Intentionally Left Blank ]

      IN WITNESS WHEREOF, Seller and Purchaser have entered into this Amendment of Purchase and Sale Contract as of the date first above stated.


                              Seller:


                              SHELTER PROPERTIES V LIMITED PARTNERSHIP, a South Carolina limited partnership

                              By: Shelter Realty V Corporation,
                                  a South Carolina corporation
                                  its managing general partner


                              By:   /s/Patrick F. Slavin
                              Name: Patrick F. Slavin
                              Title:Senior Vice President



                              Purchaser:


                               MAGNUM REALTY, LLC,
                              a Florida limited liability company


                              By:   /s/Scottt Slota
                              Name: Scott Slota
                              Title:Managing Member