Form 10KSB
period 2005-12-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2006-03-28
CIK 712753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-11574

SHELTER PROPERTIES V LIMITED PARTNERSHIP

(Name of small business issuer in its charter)

South Carolina	57-0721855
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

(864) 239-1000

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $12,283,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Shelter Properties V Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981.  The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The other general partner is AIMCO Properties, L.P., an affiliate of both the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment.  In 1983 and 1984, during its acquisition phase, the Registrant acquired eight existing apartment properties.  The Registrant continues to own and operate four of these properties at December 31, 2005.  See "Item 2. Description of Properties".

Commencing May 27, 1983, the Registrant offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, up to 99,900 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000), or 2 Units ($2,000) for an Individual Retirement Account.

The offering terminated on December 8, 1983.  Upon termination of the offering, the Registrant had accepted subscriptions for 52,538 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $52,538,000.  Unsold Units (numbering 47,462) were deregistered pursuant to Post Effective Amendment No. 3 to the Registration Statement filed with the Securities and Exchange Commission on December 21, 1983.  The Registrant invested approximately $38,900,000 of such proceeds in eight existing apartment properties.  At December 31, 2005 the Partnership continues to own and operate four of its original properties. The Partnership sold three of its investment properties, The Lexington Green Apartments, Foxfire Apartments, and Millhopper Village Apartments during the year ended December 31, 2005 and one property was foreclosed upon prior to 2004. On January 12, 2006 the Partnership sold Old Salem Apartments to a third party. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

Item 2.

Description of Properties

The following table sets forth the Partnership's investments in properties:

Date of
Property	Purchase	Type of Ownership	Use

Old Salem Apartments (2)	08/25/83	Fee ownership, subject	Apartment
Charlottesville, Virginia		to first mortgage.	364 units

Woodland Village Apartments	09/01/83	Fee ownership, subject	Apartment
Columbia, South Carolina		to first mortgage.	308 units

Lake Johnson Mews Apartments	09/30/83	Fee ownership, subject	Apartment
Raleigh, North Carolina		to first mortgage.	201 units

Tar River Estates Apartments	01/18/84	Fee ownership, subject	Apartment
Greenville, North Carolina		to first mortgage. (1)	220 units

(1)

Property is held by a Limited Partnership in which the Partnership owns a 99.99% interest.

(2)

This property was sold in January 2006. In accordance with Statement of Financial Accounting Standards No. 144, the assets and liabilities of the property have been classified as held for sale at December 31, 2005 and the operations of the property have been shown as income from discontinued operations for the years ended December 31, 2005 and 2004.

On November 30, 2005, the Partnership sold Millhopper Village Apartments to a third party for a gross sale price of approximately $10,400,000. The net proceeds realized by the Partnership were approximately $9,262,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $3,755,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $8,286,000 as a result of the sale during the year ended December 31, 2005. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,026,000 as a result of the write-off of unamortized loan costs and a prepayment penalty.

On August 1, 2005, the Partnership sold Foxfire Apartments to a third party for a gross sale price of approximately $9,725,000. The net proceeds realized by the Partnership were approximately $7,882,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,132,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $5,112,000 as a result of the sale during the year ended December 31, 2005. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,747,000 as a result of the write-off of unamortized loan costs and a prepayment penalty.

On June 29, 2005, the Partnership sold The Lexington Green Apartments to a third party for a gross sale price of approximately $19,200,000. The net proceeds realized by the Partnership were approximately $17,061,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $13,822,000 as a result of the sale during the year ended December 31, 2005. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,863,000 as a result of the write-off of unamortized loan costs and a prepayment penalty.

On January 12, 2006, the Partnership sold Old Salem Apartments to a third party for a gross sale price of approximately $31,600,000.  The net proceeds realized by the Partnership were approximately $28,898,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer.  The Partnership used approximately $8,545,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership expects to record a gain of approximately $25,895,000 and a loss on the early extinguishment of debt of approximately $2,450,000 during the first quarter of 2006.

Schedule of Properties:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Woodland Village
Apartments	$14,510	$10,489	5-30 yrs	S/L	$ 2,075
Lake Johnson Mews
Apartments	12,837	6,967	5-30 yrs	S/L	4,526
Tar River Estates
Apartments	16,809	9,584	5-30 yrs	S/L	2,035
	$44,156	$27,040			$ 8,636

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date(2)	Maturity(2)
	(in thousands)				(in thousands)

Woodland Village
Apartments
1st mortgage	$ 7,145	7.11%	(1)	09/01/21	$ --

Lake Johnson Mews
Apartments
1st mortgage	6,307	7.43%	(1)	07/01/21	--

Tar River Estates
Apartments
1st mortgage	4,674	7.23%	(1)	01/01/22	--

Total	$18,126				$ --

(1)

The principal balance is being amortized over 240 months.

(2)

See “Note B – Mortgage Notes Payable” to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these fixed rate loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for the years ended December 31, 2005 and 2004 are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004
Woodland Village Apartments (1)	$7,540	$7,785	96%	88%
Lake Johnson Mews Apartments (2)	8,162	7,666	83%	89%
Tar River Estates Apartments (3)	7,662	7,532	96%	92%

(1)

The Corporate General Partner attributes the increase in occupancy at Woodland Village Apartments to competitive pricing and increased marketing and resident retention efforts.

(2)

The Corporate General Partner attributes the decrease in occupancy at Lake Johnson Mews Apartments to increased competition and a decrease in customer traffic as a result of ongoing construction during the redevelopment period (as discussed below).

(3)

The Corporate General Partner attributes the increase in occupancy at Tar River Estates Apartments to increased resident retention efforts.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive.  All of the properties are subject to competition from other residential apartment complexes in the area.  The Corporate General Partner believes that all of the properties are adequately insured.  Each property is an apartment complex which leases units for lease terms of one year or less.  As of December 31, 2005, no residential tenant leases 10% or more of the available rental space.  With the exception of Lake Johnson Mews Apartments, as discussed below, all of the properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2005 for each property were as follows:

	2005	2005
	Billings	Rates
	(in thousands)

Woodland Village Apartments	$196	30.51%
Lake Johnson Mews Apartments*	94	1.04%
Tar River Estates Apartments	101	1.47%

*This property has a fiscal year different than the real estate tax year.

Capital Improvements:

Lake Johnson Mews Apartments: The Partnership completed approximately $862,000 of capital improvements arising from the redevelopment of the property which includes capitalization of construction period interest of approximately $58,000, real estate taxes of approximately $3,000 and other construction period costs of approximately $2,000 during the year ended December 31, 2005. Additional capital improvements of approximately $170,000 during the year ended December 31, 2005 consisted primarily of major landscaping and floor covering replacement.  These improvements were funded from operations and advances from an affiliate of the Corporate General Partner.  The property is currently undergoing a redevelopment project in order to remain competitive with other properties in the area in the effort to increase occupancy at the property.  Based on current redevelopment plans, the Corporate General Partner anticipates the redevelopment to be complete during the first quarter of 2006 at a total cost of approximately $3,193,000. The project is being funded from advances from an affiliate of the Corporate General Partner and cash from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Woodland Village Apartments: The Partnership completed approximately $225,000 in capital expenditures at Woodland Village Apartments during the year ended December 31, 2005, consisting primarily of swimming pool upgrades, roof replacement, interior improvements, and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tar River Estates Apartments: The Partnership completed approximately $191,000 in capital expenditures at Tar River Estates Apartments during the year ended December 31, 2005, consisting primarily of interior improvements and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Old Salem Apartments:  The Partnership completed approximately $940,000 of capital improvements at Old Salem Apartments during the year ended December 31, 2005, consisting primarily of siding, exterior painting, swimming pool upgrades, major landscaping, interior improvements, structural improvements, plumbing upgrades, heating and air conditioning upgrades, floor covering replacement, and construction related to the May 2004 fire, as discussed in “Item 6. Management’s Discussion and Analysis or Plan of Operation”.  These improvements were funded from operations.  The Partnership sold Old Salem Apartments to a third party on January 12, 2006.

Millhopper Village Apartments:  The Partnership completed approximately $266,000 of capital improvements at Millhopper Village Apartments during the year ended December 31, 2005, consisting primarily of roof replacement, siding, exterior painting, parking area improvements, gutter replacement and floor covering replacement. These improvements were funded from operations.  The Partnership sold Millhopper Village Apartments to a third party on November 30, 2005.

Foxfire Apartments:  The Partnership completed approximately $109,000 of capital improvements at Foxfire Apartments during the year ended December 31, 2005, consisting primarily of recreational facility upgrades and floor covering replacement. These improvements were funded from operations and advances from an affiliate of the Corporate General Partner.  The Partnership sold Foxfire Apartments to a third party on August 1, 2005.

The Lexington Green Apartments:  The Partnership completed approximately $191,000 of capital improvements at The Lexington Green Apartments during the year ended December 31, 2005, consisting primarily of balcony upgrades and floor covering replacement. These improvements were funded from operations.  The Partnership sold The Lexington Green Apartments to a third party on June 29, 2005.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants  will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unitholders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2005.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 52,538 limited partnership units (the “Units”) aggregating $52,538,000, inclusive of 100 units which were purchased by the Corporate General Partner.  The Partnership had 1,457 holders of record owning an aggregate of 52,538 Units at December 31, 2005.  Affiliates of the Corporate General Partner owned 39,243 units or 74.69% at December 31, 2005.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004  (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit

Sale (1)	$12,186	$231.93	$ --	$ --

(1)

Proceeds from the 2005 sales of The Lexington Green Apartments, Foxfire Apartments, and Millhopper Village Apartments.

Subsequent to December 31, 2005, the Partnership distributed approximately $18,781,000 to the limited partners (approximately $357.47 per Unit) from proceeds from the January 2006 sale of Old Salem Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of property refinancings and/or property sales.  The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners in 2006 or subsequent periods.  See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,243 Units in the Partnership representing 74.69% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 74.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the year ended December 31, 2005 was approximately $21,862,000 as compared to net loss of approximately $972,000 for the year ended December 31, 2004.  The Partnership sold The Lexington Green Apartments to a third party in June 2005, the Partnership sold Foxfire Apartments to a third party in August 2005, the Partnership sold Millhopper Village Apartments to a third party in November 2005, and the Partnership sold Old Salem Apartments to a third party in January 2006.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the assets and liabilities of Old Salem Apartments have been classified as held for sale at December 31, 2005.  The operations of Foxfire Apartments, The Lexington Green Apartments, Millhopper Village Apartments, and Old Salem Apartments, loss of approximately $4,293,000 and income of approximately $36,000 for the years ended December 31, 2005 and 2004, respectively, are shown as (loss) income from discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements”.  Included in (loss) income from discontinued operations are revenues of approximately $6,720,000 and $8,434,000 for the years ended December 31, 2005 and 2004, respectively.

On November 30, 2005, the Partnership sold Millhopper Village Apartments to a third party for a gross sale price of approximately $10,400,000. The net proceeds realized by the Partnership were approximately $9,262,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $3,755,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $8,286,000 as a result of the sale during the year ended December 31, 2005, which is included in gain from sale of discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements”. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,026,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.

On August 1, 2005, the Partnership sold Foxfire Apartments to a third party for a gross sale price of approximately $9,725,000. The net proceeds realized by the Partnership were approximately $7,882,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,132,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $5,112,000 as a result of the sale during the year ended December 31, 2005, which is included in gain from sale of discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements”. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,747,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.

On June 29, 2005, the Partnership sold The Lexington Green Apartments to a third party for a gross sale price of approximately $19,200,000. The net proceeds realized by the Partnership were approximately $17,061,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $13,822,000 as a result of the sale during the year ended December 31, 2005, which is included in gain from sale of discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements”. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,863,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.

On January 12, 2006, the Partnership sold Old Salem Apartments to a third party for a gross sale price of approximately $31,600,000.  The net proceeds realized by the Partnership were approximately $28,898,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer.  The Partnership used approximately $8,545,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership expects to record a gain of approximately $25,895,000 and a loss on the early extinguishment of debt of approximately $2,450,000 during the first quarter of 2006.

During the fourth quarter of 2005, additional costs of approximately $54,000 related to the sale of The Lexington Green Apartments and approximately $198,000 related to the sale of Foxfire Apartments were expensed due to the actual costs being greater than anticipated.  These additional costs are included as a decrease in gain from sale of discontinued operations for the year ended December 31, 2005.

The Partnership’s loss from continuing operations for the years ended December 31, 2005 and 2004 was approximately $1,065,000 and $1,008,000, respectively.  The increase in loss from continuing operations is due to an increase in total expenses, partially offset by an increase in total revenues.  The increase in total expenses is due to increases in operating, general and administrative, depreciation, and interest expenses, partially offset by a decrease in property tax expense.  Operating expenses increased primarily due to increases in utility and payroll related expenses at all of the Partnership’s investment properties and contract services at Lake Johnson Mews Apartments and Tar River Estates Apartments.  The increase in depreciation expense is due to property improvements and replacements placed into service at the Partnership’s investment properties during the past twelve months.  The increase in interest expense is due to an increase in interest on advances from an affiliate of the Corporate General Partner, partially offset by interest capitalized at Lake Johnson Mews Apartments due to a redevelopment project at the property which required units to be vacated during the year ended December 31, 2005 in order to expedite construction and scheduled principal payments made on the mortgages encumbering the Partnership’s properties, which reduced the carrying balance of the loans. The decrease in property tax expense is primarily due to a decrease in the tax rate at Woodland Village Apartments. The increase in general and administrative expenses is due to increases in management reimbursements to the Corporate General Partner as allowed under the Partnership agreement and professional expenses associated with the administration of the Partnership.  Also included in general and administrative expenses for the years ended December 31, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement.

The increase in total revenues is due to increases in both rental and other income.  The increase in rental income is primarily due to the increases in occupancy at Woodland Village Apartments and Tar River Estates Apartments and the average rental rate at Lake Johnson Mews Apartments and Tar River Estates Apartments, partially offset by the decreases in occupancy at Lake Johnson Mews Apartments and the average rental rate at Woodland Village Apartments.  The increase in other income is primarily due to increases in utility reimbursements at Woodland Village Apartments, interest income as a result of a higher average cash balance, cleaning fees at all of the Partnership’s investment properties, and student housing fees at Tar River Estates Apartments, partially offset by a decrease in lease cancellation fees at Lake Johnson Mews Apartments and Woodland Village Apartments.

The Partnership incurred clean up costs of approximately $9,000 at The Lexington Green Apartments for Hurricanes Frances and Jeanne which were not covered by insurance for the year ended December 31, 2004. The Partnership incurred additional clean up costs of approximately $15,000 and $26,000, which were not covered by insurance, for the year ended December 31, 2005, which are reflected in loss from discontinued operations. The Partnership also recognized a casualty gain of approximately $16,000 due to a change in the estimated building damages at The Lexington Green Apartments, which is reflected in loss from discontinued operations for the year ended December 31, 2005.

On May 19, 2004, Old Salem Apartments suffered fire damage to one unit. The property incurred damages of approximately $43,000. During the year ended December 31, 2004, the Partnership recognized a casualty gain of approximately $27,000 as a result of the receipt of insurance proceeds of approximately $33,000 offset by the write-off of the undepreciated damaged assets of approximately $6,000, which is included in income from discontinued operations.

On September 18, 2003, Old Salem Apartments suffered hurricane damage, causing minor damage to 29 units.  The property incurred damages of approximately $46,000.  During the year ended December 31, 2004, the Partnership recognized a casualty gain of approximately $38,000 as a result of the receipt of insurance proceeds of approximately $45,000, offset by the write-off of the undepreciated damaged assets of approximately $7,000, which is included in income from discontinued operations.

During the year ended December 31, 2004, the Corporate General Partner began a major redevelopment project at Lake Johnson Mews Apartments.  The property has had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and remain competitive in the local market, a significant redevelopment project has been started and is expected to be completed during the first quarter of 2006 at a total cost of approximately $3,193,000.  The project is being funded from advances from an affiliate of the Corporate General Partner and cash from operations.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During the year ended December 31, 2005, approximately $58,000 of interest, approximately $3,000 of real estate taxes, and approximately $2,000 of other construction period costs were capitalized.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $858,000, compared to approximately $1,138,000 at December 31, 2004.  The decrease in cash and cash equivalents of approximately $280,000 is due to approximately $32,444,000 of cash used in financing activities partially offset by approximately $30,822,000 of cash provided by investing activities and approximately $1,342,000 of cash provided by operating activities. Cash used in financing activities consisted of the repayment of the mortgages encumbering The Lexington Green Apartments, Foxfire Apartments, and Millhopper Village Apartments, distributions to partners, payments on advances from an affiliate of the Corporate General Partner and payments of principal made on the mortgages encumbering the Partnership’s investment properties, partially offset by advances from an affiliate of the Corporate General Partner.  Cash provided by investing activities consisted of net proceeds from the sales of Foxfire Apartments, Millhopper Village Apartments, and The Lexington Green Apartments, and net withdrawals from escrow accounts maintained by the mortgage lender partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements.  The Corporate General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas.  In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the Partnership’s investment properties not classified as held for sale of approximately $18,126,000 is amortized over varying periods with maturity dates ranging from July 1, 2021 to January 1, 2022, at which time the loans are scheduled to be fully amortized.

Subsequent to December 31, 2005, the Partnership entered into a Purchase and Sale Contract to sell Woodland Village Apartments to a third party for a purchase price of approximately $13,010,000. The anticipated closing date for the transaction is March 31, 2006. The Partnership determined that certain criteria of SFAS No. 144 were not met at December 31, 2005 and therefore continues to report the assets and liabilities of Woodland Village Apartments as held for investment and the operations of Woodland Village Apartments as continuing operations. At December 31, 2005, the carrying amounts of the mortgage note payable and investment property for Woodland Village Apartments are approximately $7,145,000 and $4,021,000, respectively. The operating results of Woodland Village Apartments for the years ended December 31, 2005 and 2004 were losses of approximately $48,000 and $110,000, respectively, which included revenues of approximately $2,395,000 and $2,251,000, respectively.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004  (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit

Sale (1)	$12,186	$231.93	$ --	$ --

(1)

Proceeds from the 2005 sales of The Lexington Green Apartments, Foxfire Apartments, and Millhopper Village Apartments.

Subsequent to December 31, 2005, the Partnership distributed approximately $18,781,000 to the limited partners (approximately $357.47 per Unit) from proceeds from the January 2006 sale of Old Salem Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of property refinancings and/or property sales.  The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit additional distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,243 Units in the Partnership representing 74.69% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 74.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  Management believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.

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

Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations – Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' Deficit – Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows – Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties V Limited Partnership

We have audited the accompanying consolidated balance sheet of Shelter Properties V Limited Partnership as of December 31, 2005, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for each of the two years in the period ended December 31, 2005.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties V Limited Partnership at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 858
Receivables and deposits		490
Restricted escrow		51
Other assets		771
Investment properties (Notes B, E and F):
Land	$ 1,229
Buildings and related personal property	42,927
	44,156
Less accumulated depreciation	(27,040)	17,116
Assets held for sale (Note A)		5,350
		$ 24,636

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 198
Tenant security deposit liabilities		97
Accrued property taxes		196
Other liabilities		530
Mortgage notes payable (Note B)		18,126
Liabilities related to assets held for sale (Note A)		8,684
Partners' Deficit
General partners	$ (163)
Limited partners (52,538 units
issued and outstanding)	(3,032)	(3,195)
		$ 24,636

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

Years Ended December 31,
	2005	2004
		(Restated)
Revenues:
Rental income	$ 5,144	$ 4,941
Other income	419	329
Total revenues	5,563	5,270

Expenses:
Operating	2,736	2,529
General and administrative	425	376
Depreciation	1,629	1,519
Interest	1,448	1,431
Property taxes	390	423
Total expenses	6,628	6,278

Loss from continuing operations	(1,065)	(1,008)

(Loss) income from discontinued operations
(Notes A and F)	(4,293)	36
Gain from sale of discontinued operations (Note F)	27,220	--
Net income (loss) (Note C)	$ 21,862	$ (972)

Net income (loss) allocated to general partners (1%)	$ 219	$ (10)

Net income (loss) allocated to limited partners (99%)	21,643	(962)

	$ 21,862	$ (972)
Per limited partnership unit:
Loss from continuing operations	$ (20.08)	$ (19.00)
(Loss) income from discontinued operations	(80.89)	0.69
Gain from sale of discontinued operations	512.92	--
Net income (loss)	$ 411.95	$ (18.31)

Distributions per limited partnership unit	$ 231.93	$ --

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	52,538	$ 2	$ 52,538	$ 52,540

Partners' deficit
at December 31, 2003	52,538	$(371)	$(11,528)	$(11,899)

Net loss for the year
ended December 31, 2004	--	(10)	(962)	(972)

Partners' deficit
at December 31, 2004	52,538	(381)	(12,490)	(12,871)

Distributions to partners	--	(1)	(12,185)	(12,186)

Net income for the year
ended December 31, 2005	--	219	21,643	21,862

Partners' deficit
at December 31, 2005	52,538	$ (163)	$ (3,032)	$ (3,195)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$ 21,862	$ (972)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Gain from sale of discontinued operations	(27,220)	--
Depreciation	2,919	3,353
Amortization of loan costs	66	74
Casualty gains	(16)	(65)
Casualty loss	--	16
Loss on early extinguishment of debt	4,636	--
Bad debt expense	147	303
Change in accounts:
Receivables and deposits	(169)	(429)
Other assets	103	(141)
Accounts payable	(34)	16
Tenant security deposit liabilities	(123)	(26)
Accrued property taxes	102	(143)
Due to affiliates	(90)	90
Other liabilities	(841)	50
Net cash provided by operating activities	1,342	2,126

Cash flows from investing activities:
Property improvements and replacements	(3,609)	(3,092)
Net proceeds from sale of discontinued operations	34,205	--
Net withdrawals from restricted escrows	226	--
Insurance proceeds received	--	78
Net cash provided by (used in) investing
activities	30,822	(3,014)

Cash flows from financing activities:
Payments on mortgage notes payable	(1,264)	(1,335)
Repayment of mortgage notes payable	(16,091)	--
Advances from affiliate	323	3,053
Payments on advances from affiliate	(3,226)	(150)
Distributions to partners	(12,186)	--
Net cash (used in) provided by financing
activities	(32,444)	1,568

Net (decrease) increase in cash and cash equivalents	(280)	680
Cash and cash equivalents at beginning of year	1,138	458
Cash and cash equivalents at end of year	$ 858	$ 1,138
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,065	$ 3,254

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 71	$ 726

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

Organization: Shelter Properties V Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981.  The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The other general partner is AIMCO Properties, L.P., an affiliate of both the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date.  The Partnership commenced operations on July 19, 1983, and completed its acquisition of apartment properties on January 18, 1984.  The Partnership operates four apartment properties located in the South and Southeast at December 31, 2005.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the year ended December 31, 2004 has been restated as of January 1, 2004 to reflect the operations of The Lexington Green Apartments, Foxfire Apartments, Millhopper Village Apartments and Old Salem Apartments as (loss) income from discontinued operations.  The Partnership sold The Lexington Green Apartments to a third party in June 2005, the Partnership sold Foxfire Apartments to a third party in August 2005, the Partnership sold Millhopper Village Apartments to a third party in November 2005 and the Partnership sold Old Salem Apartments to a third party in January 2006 (see Notes F and I). In accordance with SFAS No. 144, the assets and liabilities of Old Salem Apartments have been classified as held for sale at December 31, 2005 on the consolidated balance sheet.

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

Reconciliation of Cash Flows:

	Years Ended
	December 31,
	2005	2004
	(in thousands)
Net cash provided by operating
activities	$ 1,342	$ 2,126
Property improvements and
replacements	(3,609)	(3,092)
Payments on mortgage notes payable	(1,264)	(1,335)
Changes in reserves for net
operating liabilities	1,052	583
Changes in restricted escrows, net	226	--

Net cash used in operations	$(2,253)	$(1,718)

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

Undistributed Net Proceeds from Sales and Refinancings: At December 31, 2005, the Partnership had undistributed net proceeds of approximately $10,438,000 from the 2005 sales of Foxfire Apartments, Millhopper Village Apartments, and The Lexington Green Apartments and the financing obtained on Tar River Estates Apartments in December 2001.

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance.  The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners.  However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership.  Accordingly, net income (loss) as shown in the consolidated statements of operations and changes in partners' deficit for 2005 and 2004 was allocated 99% to the limited partners and 1% to the general partners.  Net income (loss) per limited partnership unit was computed by dividing the net income (loss) allocated to the limited partners by 52,538 units outstanding.

Fair Value of Financial Instruments:  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments.  The Partnership esimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership’s long term debt approximates its carrying value.

Other Reserves:  The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations.  The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during the years ended December 31, 2005 and 2004 were decreases of approximately $1,052,000 and $583,000, respectively. The amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes, due to affiliates and other liabilities.  At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances included approximately $748,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs: Loan costs of approximately $885,000, less accumulated amortization of approximately $226,000, are included in other assets and are being amortized over the terms of the related loan agreements. Amortization expense for 2005 and 2004 was approximately $66,000 and $74,000, respectively, and is included in interest expense and (loss) income from discontinued operations. Amortization expense is expected to be approximately $32,000 for each of the years 2006 through 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and (loss) income from discontinued operations.

Tenant Security Deposits:  The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits.  The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

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

Investment Properties:  Investment properties consist of four apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  During the year ended December 31, 2005, the Partnership capitalized interest of approximately $58,000, property taxes of approximately $3,000, and operating costs of approximately $2,000. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Discontinued Operations:  The Partnership considers investment property held for sale when criteria established by SFAS No. 144 are met.  The significant components of SFAS No. 144 criteria for classification as held for sale include the approval of the sale by the Corporate General Partner, and limited partners if required by the Partnership Agreement, the investment property is available for immediate sale and the close of the sale is probable within one year.  The Partnership believes the satisfaction of these conditions usually occurs when a purchase and sale contract is executed, but may in some instances occur prior to that and in some instances be delayed until the actual close of the sale of the investment property.

The Partnership entered into a contract with a third party to sell Old Salem Apartments during 2005.  Accordingly the assets and liabilities related to the property are classified as held for sale on the consolidated balance sheet as of December 31, 2005 and the operating results of the property are presented in discontinued operations on the consolidated statements of operations for the years ended December 31, 2005 and 2004. The Partnership does not record depreciation on an investment property classified as held for sale; however, depreciation expense recorded prior to its classification as held for sale is included in discontinued operations. The net gain on sale is presented in discontinued operations when recognized.

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

Advertising:  The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $216,000 and $220,000 for each of the years ended December 31, 2005 and 2004, respectively were charged to operating expense and (loss) income from discontinued operations as incurred.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2005		Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

	Woodland Village Apartments
	1st mortgage	$ 7,145	63	7.11%	09/01/21	--

	Lake Johnson Mews Apartments
	1st mortgage	6,307	57	7.43%	07/01/21	--

Tar River Estates Apartments
1st mortgage	4,674	41	7.23%	01/01/22	--
Total	$18,126	$ 161			$ --

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective apartment properties.  The mortgage notes payable require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31,  2005 are as follows (in thousands):

2006	$ 638
2007	686
2008	738
2009	793
2010	853
Thereafter	14,418
$ 18,126

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (in thousands, except per unit data):

	2005	2004

Net income (loss) as reported	$21,862	$ (972)
Add (deduct):
Depreciation differences	1,251	1,880
Change in prepaid rental	(101)	(9)
Gain from casualty and sale	4,928	(43)
Other	(77)	(162)
Federal taxable income	$27,863	$ 694

Federal taxable income per
limited partnership unit	$525.04	$ 18.94

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$ (3,195)
Land and buildings	(4,353)
Accumulated depreciation	(5,928)
Syndication fees	6,746
Other	252

Net liabilities - tax basis	$ (6,478)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $617,000 and $685,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $590,000 and $378,000 for the years ended December 31, 2005 and 2004, respectively, which are included in general and administrative expenses, investment properties, assets held for sale, and gain from sale of discontinued operations.  The portion of these reimbursements included in investment properties, assets held for sale, and gain from sale of discontinued operations for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $281,000 and $87,000, respectively.

In accordance with the Partnership Agreement, during the year ended December 31, 2004, the Corporate General Partner advanced approximately $1,949,000 to the Partnership to fund the redevelopment project at Lake Johnson Mews Apartments and approximately $1,104,000 to fund operating expenses and real estate taxes at four of the Partnership’s investment properties. During the year ended December 31, 2005, the Corporate General Partner advanced approximately $199,000 to the Partnership to fund the redevelopment project at Lake Johnson Mews Apartments and approximately $124,000 to fund real estate taxes and capital expenditures of Lake Johnson Mews Apartments and Foxfire Apartments. Interest was accrued at 10% on the redevelopment advances and the prime rate plus 2% for all other advances.  Interest expense was approximately $139,000 and $22,000 for the years ended December 31, 2005 and 2004, respectively.  During the years ended December 31, 2005 and 2004, the Partnership made payments on advances of approximately $3,226,000 and $150,000, respectively, and related interest of approximately $160,000 and $1,000, respectively, to the Corporate General Partner with proceeds from the sale of The Lexington Green Apartments and cash from operations, respectively.  At December 31, 2005, there were no outstanding advances or accrued interest due to an affiliate of the Corporate General Partner.

Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale of a property. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment and their original capital contribution.  It is not presently expected that the limited partners will receive these returns when the Partnership terminates.  Accordingly, no commission was accrued related to the June 2005 sale of The Lexington Green Apartments, the August 2005 sale of Foxfire Apartments, or the November 2005 sale of Millhopper Village Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $211,000 and $193,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,243 limited partnership units (the “Units”) in the Partnership representing 74.69% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 74.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
(in thousands)			(in thousands)

Woodland Village Apartments	$ 7,145	$ 605	$ 9,135	$ 4,770
Lake Johnson Mews Apartments	6,307	338	6,725	5,774
Tar River Estates Apartments	4,674	474	9,985	6,350
Totals	$18,126	$ 1,417	$25,845	$16,894

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

	Buildings And
		Related			Date of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life
				(in thousands)

Woodland Village Apartments
Columbia, South Carolina	$ 605	$13,905	$14,510	$10,489	1974	09/01/83	5-30 yrs

Lake Johnson Mews Apartments
Raleigh, North Carolina	338	12,499	12,837	6,967	1972-1973	09/30/83	5-30 yrs

Tar River Estates Apartments
Greenville, North Carolina	286	16,523	16,809	9,584	1969-1972	01/18/84	5-30 yrs

	$ 1,229	$42,927	$44,156	$27,040
Totals

During the year ended December 31, 2004, the Corporate General Partner began a major redevelopment project at Lake Johnson Mews Apartments.  The property has had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and remain competitive in the local market, a significant redevelopment project has been started and is expected to be completed during the first quarter of 2006 at a total cost of approximately $3,193,000.  The project is being funded from advances from an affiliate of the Corporate General Partner and cash from operations.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During the year ended December 31, 2005, approximately $58,000 of interest, approximately $3,000 of real estate taxes, and approximately $2,000 of other construction period costs were capitalized.

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended
	December 31,
	2005	2004
	(in thousands)
Investment Properties
Balance at beginning of year	$92,208	$88,479
Property improvements	2,954	3,818
Sales of investment properties	(31,463)	--
Assets held for sale	(19,584)	--
Disposals of property, net	41	(89)
Balance at end of year	$44,156	$92,208

Accumulated Depreciation

Balance at beginning of year	$59,457	$56,164
Additions charged to expense	2,919	3,353
Sales of investment properties	(20,971)	--
Assets held for sale	(14,390)	--
Disposals of property, net	25	(60)
Balance at end of year	$27,040	$59,457

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004 is approximately $39,156,000 and $90,015,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004 is approximately $30,520,000 and $74,143,000, respectively.

Note F – Disposition of Investment Properties

On November 30, 2005, the Partnership sold Millhopper Village Apartments to a third party for a gross sale price of approximately $10,400,000. The net proceeds realized by the Partnership were approximately $9,262,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $3,755,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $8,286,000 as a result of the sale during the year ended December 31, 2005, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,026,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.  The property’s operations, loss of approximately $777,000 and $21,000 for the years ended December 31, 2005 and 2004, respectively, are included in (loss) income from discontinued operations.  Also included in (loss) income from discontinued operations are revenues of approximately $1,096,000 and $1,118,000 for the years ended December 31, 2005 and 2004, respectively.

On August 1, 2005, the Partnership sold Foxfire Apartments to a third party for a gross sale price of approximately $9,725,000. The net proceeds realized by the Partnership were approximately $7,882,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,132,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $5,112,000 as a result of the sale during the year ended December 31, 2005, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,747,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property’s operations, loss of approximately $2,011,000 and $318,000 for the years ended December 31, 2005 and 2004, respectively, are included in (loss) income from discontinued operations.  Also included in (loss) income from discontinued operations are revenues of approximately $1,038,000 and $1,804,000 for the years ended December 31, 2005 and 2004, respectively.

On June 29, 2005, the Partnership sold The Lexington Green Apartments to a third party for a gross sale price of approximately $19,200,000. The net proceeds realized by the Partnership were approximately $17,061,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $13,822,000 as a result of the sale during the year ended December 31, 2005, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,863,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property’s operations, loss of approximately $1,702,000 and income of approximately $37,000 for the years ended December 31, 2005 and 2004, respectively, are included in (loss) income from discontinued operations.  Also included in (loss) income from discontinued operations are revenues of approximately $1,296,000 and $2,284,000 for the years ended December 31, 2005 and 2004, respectively.

During the fourth quarter of 2005, additional costs of approximately $54,000 related to the sale of The Lexington Green Apartments and approximately $198,000 related to the sale of Foxfire Apartments were expensed due to the actual costs being greater than anticipated.  These additional costs are included as a decrease in gain from sale of discontinued operations for the year ended December 31, 2005.

Note G - Casualty Events

The Partnership incurred clean up costs of approximately $9,000 at The Lexington Green Apartments for Hurricanes Frances and Jeanne which were not covered by insurance for the year ended December 31, 2004. The Partnership incurred additional clean up costs of approximately $15,000 and $26,000, which were not covered by insurance, for the year ended December 31, 2005, which are reflected in loss from discontinued operations. The Partnership also recognized a casualty gain of approximately $16,000 due to a change in the estimated building damages at The Lexington Green Apartments, which is reflected in loss from discontinued operations for the year ended December 31, 2005.

On May 19, 2004, Old Salem Apartments suffered fire damage to one unit. The property incurred damages of approximately $43,000. During the year ended December 31, 2004, the Partnership recognized a casualty gain of approximately $27,000 as a result of the receipt of insurance proceeds of approximately $33,000 offset by the write-off of the undepreciated damaged assets of approximately $6,000, which is included in income from discontinued operations.

On September 18, 2003, Old Salem Apartments suffered hurricane damage, causing minor damage to 29 units.  The property incurred damages of approximately $46,000.  During the year ended December 31, 2004, the Partnership recognized a casualty gain of approximately $38,000 as a result of the receipt of insurance proceeds of approximately $45,000, offset by the write-off of the undepreciated damaged assets of approximately $7,000, which is included in income from discontinued operations.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Note I – Subsequent Events

On January 12, 2006, the Partnership sold Old Salem Apartments to a third party for a gross sale price of approximately $31,600,000.  The net proceeds realized by the Partnership were approximately $28,898,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer.  The Partnership used approximately $8,545,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership expects to record a gain of approximately $25,895,000 and a loss on the early extinguishment of debt of approximately $2,450,000 during the first quarter of 2006.  The Partnership distributed approximately $18,781,000 of the net proceeds to the limited partners (approximately $357.47 per Unit) subsequent to December 31, 2005.  The property’s operations, income of approximately $197,000 and $338,000 for the years ended December 31, 2005 and 2004, respectively, are included in (loss) income from discontinued operations.  Also included in (loss) income from discontinued operations are revenues of approximately $3,290,000 and $3,228,000 for the years ended December 31, 2005 and 2004, respectively.

Subsequent to December 31, 2005, the Partnership entered into a Purchase and Sale Contract to sell Woodland Village Apartments to a third party for a purchase price of approximately $13,010,000. The anticipated closing date for the transaction is March 31, 2006. The Partnership determined that certain criteria of SFAS No. 144 were not met at December 31, 2005 and therefore continues to report the assets and liabilities of Woodland Village Apartments as held for investment and the operations of Woodland Village Apartments as continuing operations. At December 31, 2005, the carrying amounts of the mortgage note payable and investment property for Woodland Village Apartments are approximately $7,145,000 and $4,021,000, respectively. The operating results of Woodland Village Apartments for the years ended December 31, 2005 and 2004 were losses of approximately $48,000 and $110,000, respectively, which included revenues of approximately $2,395,000 and $2,251,000, respectively.

Item 8.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance

with Section 16(a) of the Exchange Act

The Registrant has no directors or officers.  The general partner responsible for management of the Partnership’s business is Shelter Realty V Corporation (the “Corporate General Partner”).  The names and ages of, as well as the position and offices held by, the present directors or officers of the Corporate General Partner are set forth below.  There are no family relationships between or among any directors or officers.

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the Corporate General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Corporate General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Corporate General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Corporate General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Corporate General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2005.

Entity	Number of Units	Percentage

Cooper River Properties, LLC
(an affiliate of AIMCO)	2,722	5.18%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	20,144	38.34%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	16,377	31.17%

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $617,000 and $685,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses and (loss) income from discontinued operations on the consolidated statements from operations included in “Item 7. Financial Statements”.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $590,000 and $378,000 for the years ended December 31, 2005 and 2004, respectively, which are included in general and administrative expenses, investment properties, assets held for sale, and gain from sale of discontinued operations on the consolidated financial statements included in “Item 7. Financial Statements”.  The portion of these reimbursements included in investment properties, assets held for sale, and gain from sale of discontinued operations for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $281,000 and $87,000, respectively.

In accordance with the Partnership Agreement, during the year ended December 31, 2004, the Corporate General Partner advanced approximately $1,949,000 to the Partnership to fund the redevelopment project at Lake Johnson Mews Apartments and approximately $1,104,000 to fund operating expenses and real estate taxes at four of the Partnership’s investment properties. During the year ended December 31, 2005, the Corporate General Partner advanced approximately $199,000 to the Partnership to fund the redevelopment project at Lake Johnson Mews Apartments and approximately $124,000 to fund real estate taxes and capital expenditures of Lake Johnson Mews Apartments and Foxfire Apartments. Interest was accrued at 10% on the redevelopment advances and the prime rate plus 2% for all other advances.  Interest expense was approximately $139,000 and $22,000 for the years ended December 31, 2005 and 2004, respectively.  During the years ended December 31, 2005 and 2004, the Partnership made payments on advances of approximately $3,226,000 and $150,000, respectively, and related interest of approximately $160,000 and $1,000, respectively, to the Corporate General Partner with proceeds from the sale of The Lexington Green Apartments and cash from operations, respectively.  At December 31, 2005, there were no outstanding advances or accrued interest due to an affiliate of the Corporate General Partner.

Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale of a property. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment and their original capital contribution.  It is not presently expected that the limited partners will receive these returns when the Partnership terminates.  Accordingly, no commission was accrued related to the June 2005 sale of The Lexington Green Apartments, the August 2005 sale of Foxfire Apartments, or the November 2005 sale of Millhopper Village Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $211,000 and $193,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,243 Units in the Partnership representing 74.69% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 74.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $67,000 and $70,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $42,000 and $29,000 for 2005 and 2004, respectively.

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

Date: March 28, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 28, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 28, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 28, 2006
Stephen B. Waters

SHELTER PROPERTIES V LIMITED PARTNERSHIP
EXHIBIT INDEX

Exhibit Number

Description of Exhibit

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

(a)

Purchase and Sale Contract between New Shelter V Limited Partnership, a Delaware limited partnership, as Seller, and Forest Acquisition Fund, LLC, a Massachusetts limited liability company, as Purchaser, effective May 2, 2005 filed as exhibit 10(ii)a to the Registrant’s Current Report on Form 8-K dated May 2, 2005 and incorporated herein by reference.

(b)

Purchase and Sale Contract between Foxfire Apartments V Limited Partnership, a South Carolina limited partnership, as Seller, and The Bethany Group, LLC, a California limited liability company, as Purchaser, effective May 12, 2005, filed as exhibit 10(ii)b to the Registrant’s Current Report on Form 8-K dated August 1, 2005 and incorporated herein by reference.

(c)

First Amendment to Purchase and Sale Contract between Foxfire Apartments V Limited Partnership, a South Carolina Limited Partnership, as Seller, and The Bethany Group, LLC, a California limited liability company, as Purchaser, effective July 1, 2005, filed as exhibit 10(ii)c to the Registrant’s Current Report on Form 8-K dated August 1, 2005 and incorporated herein by reference.

(d)

Purchase and Sale Contract between Shelter Properties V, a South Carolina limited partnership, and Magnum Realty, LLC, a Florida limited liability company, dated July 15, 2005, filed as exhibit 10(ii)d to the Registrant’s Current Report on Form 8-K dated July 15, 2005 and incorporated herein by reference.

(e)

Amendment of Purchase and Sale Contract between Shelter Properties V Limited Partnership, a South Carolina limited partnership and Magnum Realty, LLC, a Florida limited liability company, dated October 10, 2005, filed as exhibit 10(ii)e to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 and incorporated herein by reference.

(f)

Assignment of Purchase and Sale Contract by and between Magnum Realty, LLC, a Florida limited liability company and Hawthorne Reserve, LLC, a Florida limited liability company, dated November 15, 2005, filed as exhibit 10(ii)g to the Registrant’s Current Report on Form 8-K dated November 30, 2005 and incorporated herein by reference.

(g)

Purchase and Sale Contract between Shelter Properties V, a South Carolina limited partnership, and Cheetah Investment Company, LLC, a Virginia limited liability company, dated November 3, 2005, filed as exhibit 10(ii)g to the Registrant’s Current Report on Form 8-K dated November 3, 2005 and incorporated herein by reference.

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

Exhibit 31.1

CERTIFICATION

I, Martha L. Long, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Shelter Properties V Limited Partnership;

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

Date:  March 28, 2006

/s/Martha L. Long

Martha L. Long

Senior Vice President of Shelter Realty V Corporation, equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Stephen B. Waters, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Shelter Properties V Limited Partnership;

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

Date:  March 28, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty V Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Shelter Properties V Limited Partnership (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 28, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 28, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.