Form 10QSB
period 2006-03-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2006-05-12
CIK 712753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 5,890
Receivables and deposits		191
Restricted escrow		51
Other assets		456
Investment properties:
Land	$ 624
Buildings and related personal property	29,140
	29,764
Less accumulated depreciation	(16,923)	12,841
		$ 19,429

Liabilities and Partners' Capital
Liabilities
Accounts payable		$ 284
Tenant security deposit liabilities		66
Accrued property taxes		55
Other liabilities		292
Mortgage notes payable		10,888

Partners' Capital
General partners	$ 138
Limited partners (52,538 units
issued and outstanding)	7,706	7,844
		$ 19,429

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
		(Restated)
Revenues:
Rental income	$ 765	$ 756
Other income	75	36
Total revenues	840	792

Expenses:
Operating	451	341
General and administrative	99	105
Depreciation	372	238
Interest	194	277
Property taxes	55	53
Total expenses	1,171	1,014

Loss from continuing operations	(331)	(222)
Loss from discontinued operations (Notes A and C)	(4,279)	(12)
Gain from sale of discontinued operations (Note C)	34,663	--

Net income (loss)	$ 30,053	$ (234)

Net income (loss) allocated to general partners (1%)	$ 301	$ (2)
Net income (loss) allocated to limited partners (99%)	29,752	(232)

	$ 30,053	$ (234)
Per limited partnership unit:
Loss from continuing operations	$ (6.25)	$ (4.19)
Loss from discontinued operations	(80.63)	(0.23)
Gain from sale of discontinued operations	653.17	--

Net income (loss)	$ 566.29	$ (4.42)

Distributions per limited partnership unit	$ 361.91	$ --

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	52,538	$ 2	$52,538	$52,540

Partners' deficit at
December 31, 2005	52,538	$ (163)	$ (3,032)	$ (3,195)

Distributions to partners	--	--	(19,014)	(19,014)

Net income for the three months
ended March 31, 2006	--	301	29,752	30,053

Partners' capital at
March 31, 2006	52,538	$ 138	$ 7,706	$ 7,844

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$30,053	$ (234)
Adjustments to reconcile net income (loss)
to net cash (used in) provided by operating activities:
Gain from sale of discontinued operations	(34,663)	--
Depreciation	478	832
Amortization of loan costs	7	18
Loss on early extinguishment of debt	4,055	--
Casualty gain	--	(16)
Change in accounts:
Receivables and deposits	299	66
Other assets	92	(177)
Accounts payable	112	(17)
Tenant security deposit liabilities	(84)	10
Accrued property taxes	(141)	177
Due to affiliates	--	(70)
Other liabilities	(363)	(39)
Net cash (used in) provided by operating activities	(155)	550

Cash flows from investing activities:
Property improvements and replacements	(169)	(1,167)
Net proceeds from sale of discontinued operations	40,181	--
Net deposits to restricted escrows	--	(1)
Net cash provided by (used in) investing activities	40,012	(1,168)

Cash flows from financing activities:
Payments on mortgage notes payable	(183)	(360)
Repayment of mortgage notes payable	(15,628)	--
Advances from affiliate	--	318
Payments on advances from affiliate	--	(34)
Distributions to partners	(19,014)	--
Net cash used in financing activities	(34,825)	(76)

Net increase (decrease) in cash and cash equivalents	5,032	(694)
Cash and cash equivalents at beginning of period	858	1,138
Cash and cash equivalents at end of period	$ 5,890	$ 444

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 448	$ 889
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 59	$ 442

At December 31, 2005 and 2004, approximately $71,000 and $726,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the three months ended March 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner").  In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner of the partnership, AIMCO Properties, L.P., is also an affiliate of AIMCO.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2005 has been restated as of January 1, 2005 to reflect the operations of The Lexington Green Apartments, Foxfire Apartments, Millhopper Village Apartments, Old Salem Apartments and Woodland Village Apartments as loss from discontinued operations.  The Partnership sold The Lexington Green Apartments to a third party in June 2005, the Partnership sold Foxfire Apartments to a third party in August 2005, the Partnership sold Millhopper Village Apartments to a third party in November 2005, the Partnership sold Old Salem Apartments to a third party in January 2006 and the Partnership sold Woodland Village Apartments to a third party in March 2006 (see Note C).

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "Net cash (used in) provided by operating activities" in the accompanying consolidated statements of cash flows to "Net cash from operations", as defined in the Partnership Agreement.  However, "Net cash from operations" should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

	Three Months Ended
	March 31,
	(in thousands)
	2006	2005

Net cash (used in) provided by operating activities	$ (155)	$ 550
Payments on mortgage notes payable	(183)	(360)
Property improvements and replacements	(169)	(1,167)
Change in restricted escrows, net	--	(1)
Changes in reserves for net operating
liabilities	85	50

Net cash used in operations	$ (422)	$ (928)

Note C – Disposition of Investment Properties

On January 12, 2006, the Partnership sold Old Salem Apartments to a third party for a gross sale price of approximately $31,600,000.  The net proceeds realized by the Partnership were approximately $28,898,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer.  The Partnership used approximately $8,545,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $25,895,000 as a result of the sale, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,450,000 as a result of the write-off of loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property’s operations, loss of approximately $159,000 and income of approximately $19,000 for the three months ended March 31, 2006 and 2005, respectively, are included in loss from discontinued operations. Also included in loss from discontinued operations for the three months ended March 31, 2006 and 2005 are revenues of approximately $34,000 and $782,000, respectively.

On March 31, 2006, the Partnership sold Woodland Village Apartments to a third party for a gross sale price of approximately $13,010,000. The net proceeds realized by the Partnership were approximately $11,283,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $7,083,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $8,679,000 as a result of the sale, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,605,000 as a result of the write-off of loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property’s operations, loss of approximately $65,000 and income of approximately $15,000 for the three months ended March 31, 2006 and 2005, respectively, are included in loss from discontinued operations. Also included in loss from discontinued operations for the three months ended March 31, 2006 and 2005 are revenues of approximately $541,000 and $595,000, respectively.

The operations of The Lexington Green Apartments, Foxfire Apartments, and Millhopper Village Apartments, income (loss) of approximately $17,000, ($84,000) and $21,000, respectively, are included in loss from discontinued operations for the three months ended March 31, 2005.  Also included in loss from discontinued operations for the three months ended March 31, 2005 are revenues of approximately $651,000, $461,000 and $298,000, respectively.

During the three months ended March 31, 2006, certain accruals of approximately $89,000 established during the fourth quarter of 2005 related to the sale of Millhopper Village Apartments were reversed due to actual costs being less than anticipated. These accrual reversals are included as an increase in gain from sale of discontinued operations for the three months ended March 31, 2006.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership’s investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $87,000 and $176,000 for the three months ended March 31, 2006 and 2005, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $68,000 and $111,000 for the three months ended March 31, 2006 and 2005, respectively, which are included in general and administrative expenses, investment properties and gain from sale of discontinued operations. The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $10,000 and $31,000, respectively.

In accordance with the Partnership Agreement, during the three months ended March 31, 2005, the Corporate General Partner advanced approximately $199,000 to the Partnership to fund the redevelopment project at Lake Johnson Mews Apartments and approximately $119,000 to fund real estate taxes and capital expenditures of Lake Johnson Mews Apartments and Foxfire Apartments. Interest was accrued at 10% on the redevelopment advances and the prime rate plus 2% for all other advances.  Interest expense was approximately $65,000 for the three months ended March 31, 2005.  During the three months ended March 31, 2005, the Partnership made payments on advances of approximately $34,000 and related interest of approximately $66,000 with cash from operations.  At March 31, 2006, there were no outstanding advances or accrued interest due to an affiliate of the Corporate General Partner.

Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale of a property. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment and their original capital contribution.  It is not presently expected that the limited partners will receive these returns when the Partnership terminates.  Accordingly, no commission was accrued related to the January 2006 sale of Old Salem Apartments or the March 2006 sale of Woodland Village Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2006,  the Partnership was charged by AIMCO and its affiliates approximately $113,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $211,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note E – Casualty Event

The Partnership incurred clean up costs of approximately $9,000 at The Lexington Green Apartments for Hurricanes Frances and Jeanne which were not covered by insurance for the year ended December 31, 2004. The Partnership incurred additional clean up costs of approximately $11,000, which were not covered by insurance, for the three months ended March 31, 2005, which are reflected in loss from discontinued operations. The Partnership also recognized a casualty gain of approximately $16,000 due to a change in the estimated building damages at The Lexington Green Apartments, which is reflected in loss from discontinued operations for the three months ended March 31, 2005.

Note F – Redevelopment of Property

During 2004, the Corporate General Partner began a major redevelopment project at Lake Johnson Mews Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and remain competitive in the local market, a significant redevelopment project was completed in January 2006 at a total cost of approximately $3,193,000.  The project was funded from advances from an affiliate of the Corporate General Partner and cash from operations.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  During the three months ended March 31, 2006, approximately $10,000 of interest was capitalized.  No such costs were capitalized during the three months ended March 31, 2005.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Note H – Subsequent Event

Subsequent to March 31, 2006, the Partnership distributed approximately $4,361,000 to the limited partners (approximately $83.01 per limited partnership unit) from proceeds from the sale of Woodland Village Apartments.

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

The Partnership's investment properties consist of two apartment complexes.  The following table sets forth the average occupancy of the properties for the three months ended March 31, 2006 and 2005:

	March 31,
Property	2006	2005

Lake Johnson Mews Apartments
Raleigh, North Carolina (1)	83%	87%

Tar River Estates Apartments
Greenville, North Carolina (2)	94%	98%

(1)

The Corporate General Partner attributes the decrease in occupancy at Lake Johnson Mews Apartments to increased competition in the Raleigh area.

 (2)

The Corporate General Partner attributes the decrease in occupancy at Tar River Estates Apartments to a fluctuation in the student population in the Greenville area.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the three months ended March 31, 2006 was approximately $30,053,000 as compared to net loss of approximately $234,000 for the three months ended March 31, 2005.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2005 has been restated as of January 1, 2005 to reflect the operations of The Lexington Green Apartments, Foxfire Apartments, Millhopper Village Apartments, Old Salem Apartments and Woodland Village Apartments as loss from discontinued operations.  The Partnership sold The Lexington Green Apartments to a third party in June 2005, the Partnership sold Foxfire Apartments to a third party in August 2005, the Partnership sold Millhopper Village Apartments to a third party in November 2005, the Partnership sold Old Salem Apartments to a third party in January 2006 and the Partnership sold Woodland Village Apartments to a third party in March 2006.

On January 12, 2006, the Partnership sold Old Salem Apartments to a third party for a gross sale price of approximately $31,600,000.  The net proceeds realized by the Partnership were approximately $28,898,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer.  The Partnership used approximately $8,545,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $25,895,000 as a result of the sale, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,450,000 as a result of the write-off of loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property’s operations, loss of approximately $159,000 and income of approximately $19,000 for the three months ended March 31, 2006 and 2005, respectively, are included in loss from discontinued operations. Also included in loss from discontinued operations for the three months ended March 31, 2006 and 2005 are revenues of approximately $34,000 and $782,000, respectively.

On March 31, 2006, the Partnership sold Woodland Village Apartments to a third party for a gross sale price of approximately $13,010,000. The net proceeds realized by the Partnership were approximately $11,283,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $7,083,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $8,679,000 as a result of the sale, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,605,000 as a result of the write-off of loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property’s operations, loss of approximately $65,000 and income of approximately $15,000 for the three months ended March 31, 2006 and 2005, respectively, are included in loss from discontinued operations. Also included in loss from discontinued operations for the three months ended March 31, 2006 and 2005 are revenues of approximately $541,000 and $595,000, respectively.

The operations of The Lexington Green Apartments, Foxfire Apartments, and Millhopper Village Apartments, income (loss) of approximately $17,000, ($84,000) and $21,000, respectively, are included in loss from discontinued operations for the three months ended March 31, 2005.  Also included in loss from discontinued operations for the three months ended March 31, 2005 are revenues of approximately $651,000, $461,000 and $298,000, respectively.

During the three months ended March 31, 2006, certain accruals of approximately $89,000 established during the fourth quarter of 2005 related to the sale of

Millhopper Village Apartments were reversed due to actual costs being less than anticipated. These accrual reversals are included as an increase in gain from sale of discontinued operations for the three months ended March 31, 2006.

The Partnership’s loss from continuing operations for the three months ended March 31, 2006 and 2005 was approximately $331,000 and $222,000, respectively. The increase in loss from continuing operations is due to an increase in total expenses, partially offset by an increase in total revenues.  The increase in total expenses is due to increases in operating and depreciation expenses, partially offset by decreases in general and administrative and interest expenses.  Property tax expense remained relatively constant for the comparable periods.  The increase in operating expenses is primarily due to increases in advertising and cable television expenses at Tar River Estates Apartments, training expenses at Lake Johnson Mews Apartments, insurance expense as a result of increased premiums at both of the Partnership’s investment properties, and management fees as a result of an increase in rental income at Lake Johnson Mews Apartments. The increase in depreciation expense is due to property improvements and replacements placed into service at both of the Partnership’s properties during in the past twelve months.  Interest expense decreased primarily due to a decrease in interest expense on advances from an affiliate of the Corporate General Partner, scheduled principal payments made on the mortgages encumbering the Partnership’s investment properties, which reduced the carrying balance of the loans, and interest capitalized at Lake Johnson Mews Apartments due to a redevelopment project at the property. The decrease in general and administrative expenses is primarily due to a decrease in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement, partially offset by an increase in professional expenses associated with the administration of the Partnership.  Also included in general and administrative expenses for the three months ended March 31, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to increases in both rental and other income.  The increase in rental income is primarily due to an increase in the average rental rate, partially offset by a decrease in occupancy, at both of the Partnership’s investment properties. The increase in other income is primarily due to increases in interest income as a result of higher average cash balances and internet service fees at Tar River Estates Apartments, partially offset by a decrease in student housing fees at Tar River Estates Apartments.

During 2004, the Corporate General Partner began a major redevelopment project at Lake Johnson Mews Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and remain competitive in the local market, a significant redevelopment project was completed in January 2006 at a total cost of approximately $3,193,000.  The project was funded from advances from an affiliate of the Corporate General Partner and cash from operations.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  During the three months ended March 31, 2006, approximately $10,000 of interest was capitalized.  No such costs were capitalized during the three months ended March 31, 2005.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $5,890,000, compared to approximately $444,000 at March 31, 2005.  The increase in cash and cash equivalents of approximately $5,032,000, from December 31, 2005,  is due to approximately $40,012,000 of cash provided by investing activities, partially offset by approximately $34,825,000 of cash used in financing activities and approximately $155,000 of cash used in operating activities. Cash provided by investing activities consisted of net proceeds from the sales of Old Salem Apartments and Woodland Village Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of the repayment of the mortgages encumbering Old Salem Apartments and Woodland Village Apartments, distributions to partners, and payments of principal made on the mortgages encumbering the Partnership’s investment properties.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Lake Johnson Mews Apartments:  During the three months ended March 31, 2006, the Partnership completed approximately $10,000 of capital improvements at Lake Johnson Mews Apartments arising from the redevelopment of the property. Additional capital improvements of approximately $48,000 consisted primarily of countertops and structural upgrades.  These improvements were funded from operations.  The property completed a redevelopment project in January 2006 at a total cost of approximately $3,193,000 in order to remain competitive with other properties in the area in the effort to increase occupancy at the property.  The project was funded from advances from an affiliate of the Corporate General Partner and cash from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Woodland Village Apartments:  During the three months ended March 31, 2006, the Partnership completed approximately $36,000 of capital improvements at Woodland Village Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations. The Partnership sold Woodland Village Apartments to a third party on March 31, 2006.

Tar River Estates Apartments:  During the three months ended March 31, 2006, the Partnership completed approximately $60,000 of capital improvements at Tar River Estates Apartments, consisting primarily of major landscaping, HVAC upgrades, and floor covering replacement. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Old Salem Apartments:  During the three months ended March 31, 2006, the Partnership completed approximately $3,000 of capital improvements at Old Salem Apartments, consisting primarily of floor covering replacements. These improvements were funded from operations.  The Partnership sold Old Salem Apartments to a third party on January 12, 2006.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed,

the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $10,888,000 is amortized over varying periods with maturity dates ranging from July 1, 2021 to January 1, 2022, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2006 and 2005 (in thousands, except per unit data):

	Three Months Ended	Per Limited	Three Months Ended	Per Limited
	March 31,	Partnership	March 31,	Partnership
	2006	Unit	2005	Unit

Sale (1)	$19,014	$361.91	$ --	$ --

(1)

Proceeds from the January 2006 sale of Old Salem Apartments and the August 2005 sale of Foxfire Apartments.

Subsequent to March 31, 2006, the Partnership distributed approximately $4,361,000 to the limited partners (approximately $83.01 per limited partnership unit) from proceeds from the March 2006 sale of Woodland Village Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,243 limited partnership units (the "Units") in the Partnership representing 74.69% of the outstanding Units at March 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 74.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the

Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 12, 2006

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

SHELTER PROPERTIES V LIMITED PARTNERSHIP

EXHIBIT INDEX – CONTINUED

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

(h)  Purchase and Sale Contract between Shelter Properties V, a South Carolina limited partnership, and the affiliated Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated November 2, 2005, filed as exhibit 10(ii)f to the Registrant’s Current Report on Form 8-K dated November 2, 2005 and incorporated herein by reference.

(i)

Second Amendment to Purchase and Sale Contract between Shelter Properties V Limited Partnership, a South Carolina limited partnership, and the affiliated Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated February 9, 2006, filed as exhibit 10(ii)h to the Registrant’s Current Report on Form 8-K dated February 9, 2006 and incorporated herein by reference.

  (iii)

Contracts related to refinancing of debt:

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

SHELTER PROPERTIES V LIMITED PARTNERSHIP

EXHIBIT INDEX – CONTINUED

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

Date:  May 12, 2006

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

Date:  May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty V Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties V Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.