Form 10QSB
period 2006-06-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2006-08-14
CIK 712753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 1,359
Receivables and deposits		91
Restricted escrow		51
Other assets		417
Investment properties:
Land	$ 624
Buildings and related personal property	29,235
	29,859
Less accumulated depreciation	(17,360)	12,499
		$ 14,417

Liabilities and Partners' Capital
Liabilities
Accounts payable		$ 114
Tenant security deposit liabilities		68
Accrued property taxes		110
Other liabilities		230
Mortgage notes payable		10,793

Partners' Capital
General partners	$ 134
Limited partners (52,538 units
issued and outstanding)	2,968	3,102
		$ 14,417

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues:
Rental income	$ 750	$ 735	$ 1,515	$ 1,491
Other income	74	47	149	83
Total revenues	824	782	1,664	1,574

Expenses:
Operating	475	450	926	791
General and administrative	80	116	179	221
Depreciation	437	238	809	476
Interest	204	255	398	532
Property taxes	55	51	110	104
Total expenses	1,251	1,110	2,422	2,124

Loss from continuing operations	(427)	(328)	(758)	(550)
Loss from discontinued
operations (Note A)	--	(1,684)	(4,279)	(1,696)
Gain from sale of discontinued
operations (Notes A and C)	46	13,876	34,709	13,876
Net (loss) income	$ (381)	$11,864	$29,672	$11,630

Net (loss) income allocated to
general partners (1%)	$ (4)	$ 119	$ 297	$ 116
Net (loss) income allocated to
limited partners (99%)	(377)	11,745	29,375	11,514

	$ (381)	$11,864	$29,672	$11,630
Per limited partnership unit:
Loss from continuing operations	$ (8.06)	$ (6.19)	$(14.29)	$(10.35)
Loss from discontinued
operations	--	(31.73)	(80.63)	(31.96)
Gain from sale of discontinued
operations	0.88	261.47	654.04	261.47
Net (loss) income	$ (7.18)	$223.55	$559.12	$219.16
Distributions per limited
partnership unit	$ 83.01	$ --	$444.92	$ --

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNER’S CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	52,538	$ 2	$ 52,538	$ 52,540

Partners' deficit at
December 31, 2005	52,538	$ (163)	$ (3,032)	$ (3,195)

Distributions to partners	--	--	(23,375)	(23,375)

Net income for the six months
ended June 30, 2006	--	297	29,375	29,672

Partners' capital at
June 30, 2006	52,538	$ 134	$ 2,968	$ 3,102

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$29,672	$11,630
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Gain from sale of discontinued operations	(34,709)	(13,876)
Casualty gain	--	(16)
Depreciation	915	1,597
Amortization of loan costs	12	39
Loss on early extinguishment of debt	4,055	1,863
Change in accounts:
Receivables and deposits	399	(13)
Other assets	126	(45)
Accounts payable	27	(34)
Tenant security deposit liabilities	(82)	(52)
Accrued property taxes	(86)	242
Due to affiliates	--	(90)
Other liabilities	(425)	(96)
Net cash (used in) provided by operating
activities	(96)	1,149
Cash flows from investing activities:
Property improvements and replacements	(303)	(1,793)
Net proceeds from sale of discontinued operations	40,181	17,061
Net deposits to restricted escrows	--	(4)
Net cash provided by investing activities	39,878	15,264
Cash flows from financing activities:
Payments on mortgage notes payable	(278)	(727)
Repayment of mortgage notes payable	(15,628)	(6,204)
Advances from affiliate	--	323
Payments on advances from affiliate	--	(3,226)
Distributions to partners	(23,375)	(1)
Net cash used in financing activities	(39,281)	(9,835)

Net increase in cash and cash equivalents	501	6,578

Cash and cash equivalents at beginning of period	858	1,138
Cash and cash equivalents at end of period	$ 1,359	$ 7,716
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 648	$ 1,834
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 20	$ 592

At December 31, 2005 and 2004, approximately $71,000 and $726,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner").  In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner of the Partnership, AIMCO Properties, L.P., is also an affiliate of AIMCO.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and six months ended June 30, 2005 have been restated as of January 1, 2005 to reflect the operations of The Lexington Green Apartments, Foxfire Apartments, Millhopper Village Apartments, Old Salem Apartments and Woodland Village Apartments as loss from discontinued operations.  The Partnership sold The Lexington Green Apartments to a third party in June 2005, the Partnership sold Foxfire Apartments to a third party in August 2005, the Partnership sold Millhopper Village Apartments to a third party in November 2005, the Partnership sold Old Salem Apartments to a third party in January 2006 and the Partnership sold Woodland Village Apartments to a third party in March 2006 (see Note C).

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

	Six Months Ended
	June 30,
	2006	2005
	(in thousands)

Net cash (used in) provided by operating activities	$ (96)	$ 1,149
Payments on mortgage notes payable	(278)	(727)
Property improvements and replacements	(303)	(1,793)
Change in restricted escrows, net	--	(4)
Changes in reserves for net operating
liabilities	41	88

Net cash used in operations	$ (636)	$(1,287)

Note C – Disposition of Investment Properties

On January 12, 2006, the Partnership sold Old Salem Apartments to a third party for a gross sale price of approximately $31,600,000.  The net proceeds realized by the Partnership were approximately $28,898,000 after payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $8,545,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $25,895,000 as a result of the sale, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,450,000 as a result of the write-off of loan costs and a prepayment penalty, which is included in loss from discontinued operations for the six months ended June 30, 2006. Also included in the loss from discontinued operations for the six months ended June 30, 2006 is approximately $159,000 of loss including revenues of approximately $34,000. Included in loss from discontinued operations for the three and six months ended June 30, 2005, are results of the property’s operations, income of approximately $77,000 and $95,000, respectively, including revenues of approximately $854,000 and $1,637,000, respectively.

On March 31, 2006, the Partnership sold Woodland Village Apartments to a third party for a gross sale price of approximately $13,010,000. The net proceeds realized by the Partnership were approximately $11,283,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $7,083,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $8,725,000 as a result of the sale, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,605,000 as a result of the write-off of loan costs and a prepayment penalty, which is included in loss from discontinued operations for the six months ended June 30, 2006. Also included in loss from discontinued operations for the six months ended June 30, 2006 is approximately $65,000 of loss including revenues of approximately $541,000. Included in loss from discontinued operations for the three and six months ended June 30, 2005 are a loss of approximately $2,000 and income of approximately $13,000, respectively, including revenues of approximately $605,000 and $1,199,000, respectively.

On June 29, 2005, the Partnership sold The Lexington Green Apartments to a third party for a gross sale price of approximately $19,200,000.  The net proceeds realized by the Partnership were approximately $17,061,000 after payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $6,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $13,876,000 as a result of the sale, which is included in gain from sale of discontinued operations for the three and six months ended June 30, 2005.  In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,863,000 as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the three and six months ended June 30, 2005.  The results of the property’s operations, income of approximately $144,000 and $161,000 for the three and six months ended June 30, 2005, respectively, are included in loss from discontinued operations.  Also included in loss from discontinued operations are revenues of approximately $629,000 and $1,296,000 for the three and six months ended June 30, 2005, respectively.

The operations of Millhopper Village Apartments, income of approximately $35,000 and $57,000, respectively, are included in loss from discontinued operations for the three and six months ended June 30, 2005. The operations of Foxfire Apartments, loss of approximately $75,000 and $159,000, respectively, are included in loss from discontinued operations for the three and six months ended June 30, 2005.  Also included in loss from discontinued operations for the three and six months ended June 30, 2005 are revenues of approximately $295,000 and $593,000, respectively, for Millhopper Village Apartments and approximately $466,000 and $926,000, respectively, for Foxfire Apartments.

During the three and six months ended June 30, 2006, certain accruals of approximately $46,000 and $89,000 established during the three months ended March 31, 2006 and the fourth quarter of 2005 related to the sales of Woodland Village Apartments and Millhopper Village Apartments, respectively, were reversed due to actual costs being less than anticipated. These accrual reversals are included as increases in gain from sale of discontinued operations for the three and six months ended June 30, 2006, respectively.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership’s investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $136,000 and $357,000 for the six months ended June 30, 2006 and 2005, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $107,000 and $214,000 for the six months ended June 30, 2006 and 2005, respectively, which are included in general and administrative expenses, investment properties and gain from sale of discontinued operations. The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the six months ended June 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $13,000 and $54,000, respectively.

In accordance with the Partnership Agreement, during the six months ended June 30, 2005, the Corporate General Partner advanced approximately $199,000 to the Partnership to fund the redevelopment project at Lake Johnson Mews Apartments and approximately $124,000 to fund real estate taxes and capital expenditures at Lake Johnson Mews Apartments and Foxfire Apartments. Interest was accrued at 10.0% on the redevelopment advances and the prime rate plus 2% for all other advances. Interest expense was approximately $139,000 for the six months ended June 30, 2005. During the six months ended June 30, 2005, the Partnership made payments on advances of approximately $3,226,000 and related interest of approximately $160,000 with proceeds from the sale of The Lexington Green Apartments. At June 30, 2006, there were no outstanding advances or associated accrued interest due to an affiliate of the Corporate General Partner.

Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale of a property. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment and their original capital contribution.  It is not presently expected that the limited partners will receive these returns when the Partnership terminates.  Accordingly, no commission was accrued related to the June 2005 sale of The Lexington Green Apartments, the January 2006 sale of Old Salem Apartments or the March 2006 sale of Woodland Village Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2006,  the Partnership was charged by AIMCO and its affiliates approximately $129,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $211,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

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

Note F – Redevelopment of Property

During 2004, the Corporate General Partner began a major redevelopment project at Lake Johnson Mews Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and remain competitive in the local market, a significant redevelopment project was completed in January 2006 at a total cost of approximately $3,193,000.  The project was funded from advances from an affiliate of the Corporate General Partner and cash from operations.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  During the six months ended June 30, 2006, approximately $10,000 of interest was capitalized.  During the six months ended June 30, 2005, approximately $28,000 of interest, approximately $3,000 of real estate taxes, and approximately $2,000 of other construction period costs were capitalized.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes.  The following table sets forth the average occupancy of the properties for the six months ended June 30, 2006 and 2005:

	Average
	Occupancy
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

Results of Operations

The Partnership’s net loss for the three months ended June 30, 2006 was approximately $381,000 as compared to net income of approximately $11,864,000 for the three months ended June 30, 2005. The Partnership’s net income for the six months ended June 30, 2006 was approximately $29,672,000 compared to approximately $11,630,000 for the six months ended June 30, 2005.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and six months ended June 30, 2005 have been restated as of January 1, 2005 to reflect the operations of The Lexington Green Apartments, Foxfire Apartments, Millhopper Village Apartments, Old Salem Apartments and Woodland Village Apartments as loss from discontinued operations.  The Partnership sold The Lexington Green Apartments to a third party in June 2005, the Partnership sold Foxfire Apartments to a third party in August 2005, the Partnership sold Millhopper Village Apartments to a third party in November 2005, the Partnership sold Old Salem Apartments to a third party in January 2006 and the Partnership sold Woodland Village Apartments to a third party in March 2006.

On January 12, 2006, the Partnership sold Old Salem Apartments to a third party for a gross sale price of approximately $31,600,000.  The net proceeds realized by the Partnership were approximately $28,898,000 after payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $8,545,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $25,895,000 as a result of the sale, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,450,000 as a result of the write-off of loan costs and a prepayment penalty, which is included in loss from discontinued operations for the six months ended June 30, 2006. Also included in the loss from discontinued operations for the six months ended June 30, 2006 is approximately $159,000 of loss including revenues of approximately $34,000. Included in loss from discontinued operations for the three and six months ended June 30, 2005, are results of the property’s operations, income of approximately $77,000 and $95,000, respectively, including revenues of approximately $854,000 and $1,637,000, respectively.

On March 31, 2006, the Partnership sold Woodland Village Apartments to a third party for a gross sale price of approximately $13,010,000. The net proceeds realized by the Partnership were approximately $11,283,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $7,083,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $8,725,000 as a result of the sale, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,605,000 as a result of the write-off of loan costs and a prepayment penalty, which is included in loss from discontinued operations for the six months ended June 30, 2006. Also included in loss from discontinued operations for the six months ended June 30, 2006 is approximately $65,000 of loss including revenues of approximately $541,000. Included in loss from discontinued operations for the three and six months ended June 30, 2005 are a loss of approximately $2,000 and income of approximately $13,000, respectively, including revenues of approximately $605,000 and $1,199,000, respectively.

On June 29, 2005, the Partnership sold The Lexington Green Apartments to a third party for a gross sale price of approximately $19,200,000.  The net proceeds realized by the Partnership were approximately $17,061,000 after payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $6,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $13,876,000 as a result of the sale, which is included in gain from sale of discontinued operations for the three and six months ended June 30, 2005.  In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,863,000 as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the three and six months ended June 30, 2005.  The results of the property’s operations, income of approximately $144,000 and $161,000 for the three and six months ended June 30, 2005, respectively, are included in loss from discontinued operations.  Also included in loss from discontinued operations are revenues of approximately $629,000 and $1,296,000 for the three and six months ended June 30, 2005, respectively.

The operations of Millhopper Village Apartments, income of approximately $35,000 and $57,000, respectively, are included in loss from discontinued operations for the three and six months ended June 30, 2005. The operations of Foxfire Apartments, loss of approximately $75,000 and $159,000, respectively, are included in loss from discontinued operations for the three and six months ended June 30, 2005.  Also included in loss from discontinued operations for the three and six months ended June 30, 2005 are revenues of approximately $295,000 and $593,000, respectively, for Millhopper Village Apartments and approximately $466,000 and $926,000, respectively, for Foxfire Apartments.

During the three and six months ended June 30, 2006, certain accruals of approximately $46,000 and $89,000 established during the three months ended March 31, 2006 and the fourth quarter of 2005 related to the sales of Woodland Village Apartments and Millhopper Village Apartments, respectively, were reversed due to actual costs being less than anticipated. These accrual reversals are included as increases in gain from sale of discontinued operations for the three and six months ended June 30, 2006, respectively.

The Partnership’s loss from continuing operations for the three and six months ended June 30, 2006 was approximately $427,000 and $758,000, respectively, as compared to loss from continuing operations of approximately $328,000 and $550,000 for the three and six months ended June 30, 2005, respectively. The increase in loss from continuing operations for both periods is due to an increase in total expenses, partially offset by an increase in total revenues.  The increase in total expenses for the three and six months ended June 30, 2006 is due to increases in operating and depreciation expenses, partially offset by decreases in general and administrative and interest expenses.  Property tax expense remained relatively constant for the comparable periods.  The increase in operating expenses for both periods is primarily due to increases in utilities and contract services at Tar River Estates Apartments and insurance expense as a result of increased premiums at both of the Partnership’s investment properties. The increase in depreciation expense for both periods is due to property improvements and replacements placed into service at both of the Partnership’s properties during the past twelve months.  Interest expense decreased for both periods primarily due to a decrease in interest expense on advances from an affiliate of the Corporate General Partner and scheduled principal payments made on the mortgages encumbering the Partnership’s investment properties, which reduced the carrying balance of the loans, partially offset by a decrease in interest capitalized at Lake Johnson Mews Apartments due to a redevelopment project at the property. The decrease in general and administrative expenses for both periods is primarily due to a decrease in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement, partially offset by an increase in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and six months ended June 30, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the three and six months ended June 30, 2006 is due to increases in both rental and other income.  The increase in rental income for both periods is primarily due to an increase in the average rental rate, partially offset by a decrease in occupancy, at both of the Partnership’s investment properties. The increase in other income for both periods is primarily due to increases in interest income as a result of higher average cash balances, internet service fees at Tar River Estates Apartments and application fees at Lake Johnson Mews Apartments.

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

During 2004, the Corporate General Partner began a major redevelopment project at Lake Johnson Mews Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and remain competitive in the local market, a significant redevelopment project was completed in January 2006 at a total cost of approximately $3,193,000.  The project was funded from advances from an affiliate of the Corporate General Partner and cash from operations.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  During the six months ended June 30, 2006, approximately $10,000 of interest was capitalized.  During the six months ended June 30, 2005, approximately $28,000 of interest, approximately $3,000 of real estate taxes, and approximately $2,000 of other construction period costs were capitalized.

Liquidity and Capital Resources

At June 30, 2006, the Partnership had cash and cash equivalents of approximately $1,359,000, compared to approximately $7,716,000 at June 30, 2005.  The increase in cash and cash equivalents of approximately $501,000, from December 31, 2005, is due to approximately $39,878,000 of cash provided by investing activities, partially offset by approximately $39,281,000 of cash used in financing activities and approximately $96,000 of cash used in operating activities. Cash provided by investing activities consisted of net proceeds from the sales of Old Salem Apartments and Woodland Village Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of the repayment of the mortgages encumbering Old Salem Apartments and Woodland Village Apartments, distributions to partners, and payments of principal made on the mortgages encumbering the Partnership’s investment properties.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Lake Johnson Mews Apartments:  During the six months ended June 30, 2006, the Partnership completed approximately $10,000 of capital improvements at Lake Johnson Mews Apartments arising from the redevelopment of the property. Additional capital improvements of approximately $94,000 consisted primarily of floor covering replacement, major landscaping, countertops and structural upgrades. These improvements were funded from operations. The property completed a redevelopment project in January 2006 at a total cost of approximately $3,193,000 in order to remain competitive with other properties in the area in the effort to increase occupancy at the property.  The project was funded from advances from an affiliate of the Corporate General Partner and cash from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Woodland Village Apartments:  During the six months ended June 30, 2006, the Partnership completed approximately $36,000 of capital improvements at Woodland Village Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations. The Partnership sold Woodland Village Apartments to a third party on March 31, 2006.

Tar River Estates Apartments:  During the six months ended June 30, 2006, the Partnership completed approximately $109,000 of capital improvements at Tar River Estates Apartments, consisting primarily of structural improvements, major landscaping, floor covering and appliance replacements and interior building improvements. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Old Salem Apartments:  During the six months ended June 30, 2006, the Partnership completed approximately $3,000 of capital improvements at Old Salem Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations.  The Partnership sold Old Salem Apartments to a third party on January 12, 2006.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $10,793,000 is amortized over varying periods with maturity dates ranging from July 1, 2021 to January 1, 2022, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2006 and 2005 (in thousands, except per unit data):

	Six Months Ended	Per Limited	Six Months Ended	Per Limited
	June 30,	Partnership	June 30,	Partnership
	2006	Unit	2005	Unit
Sale (1)	$23,375	$444.92	$ --	$ --

(1)

Proceeds from the March 2006 sale of Woodland Village Apartments, the January 2006 sale of Old Salem Apartments and the August 2005 sale of Foxfire Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,253 limited partnership units (the "Units") in the Partnership representing 74.71% of the outstanding Units at June 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 74.71% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES V LIMITED PARTNERSHIP

By: Shelter Realty V Corporation
Corporate General Partner

Date: August 11, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 11, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date:  August 11, 2006

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

Date:  August 11, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty V Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties V Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 11, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 11, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.