Form 10QSB
period 2006-09-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2006-11-14
CIK 712753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 641
Receivables and deposits		82
Restricted escrow		51
Other assets		467
Investment properties:
Land	$ 624
Buildings and related personal property	29,354
	29,978
Less accumulated depreciation	(17,790)	12,188
		$ 13,429

Liabilities and Partners' Capital
Liabilities
Accounts payable		$ 104
Tenant security deposit liabilities		72
Other liabilities		244
Mortgage notes payable		10,697

Partners' Capital
General partners	$ 130
Limited partners (52,538 units
issued and outstanding)	2,182	2,312
		$ 13,429

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues:
Rental income	$ 769	$ 688	$ 2,284	$ 2,179
Other income	70	76	219	159
Total revenues	839	764	2,503	2,338

Expenses:
Operating	446	412	1,372	1,203
General and administrative	44	117	223	338
Depreciation	430	254	1,239	730
Interest	202	193	600	725
Property taxes	42	55	152	159
Total expenses	1,164	1,031	3,586	3,155

Loss from continuing operations	(325)	(267)	(1,083)	(817)
Loss from discontinued
operations (Note A)	--	(1,719)	(4,279)	(3,415)
Gain from sale of discontinued
operations (Notes A and C)	--	5,310	34,709	19,186
Net (loss) income	$ (325)	$ 3,324	$29,347	$14,954

Net (loss) income allocated to
general partners (1%)	$ (3)	$ 33	$ 293	$ 150
Net (loss) income allocated to
limited partners (99%)	(322)	3,291	29,054	14,804

	$ (325)	$ 3,324	$29,347	$14,954
Per limited partnership unit:
Loss from continuing operations	$ (6.13)	$ (5.02)	$(20.40)	$(15.40)
Loss from discontinued
operations	--	(32.40)	(80.63)	(64.35)
Gain from sale of discontinued
operations	--	100.06	654.04	361.53
Net (loss) income	$ (6.13)	$ 62.64	$553.01	$281.78
Distributions per limited
partnership unit	$ 8.85	$126.08	$453.77	$126.08

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	52,538	$ 2	$ 52,538	$ 52,540

Partners' deficit at
December 31, 2005	52,538	$ (163)	$ (3,032)	$ (3,195)

Distributions to partners	--	--	(23,840)	(23,840)

Net income for the nine months
ended September 30, 2006	--	293	29,054	29,347

Partners' capital at
September 30, 2006	52,538	$ 130	$ 2,182	$ 2,312

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 29,347	$ 14,954
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Gain from sale of discontinued operations	(34,709)	(19,186)
Casualty gain	--	(16)
Depreciation	1,345	2,267
Amortization of loan costs	17	53
Loss on early extinguishment of debt	4,055	3,610
Change in accounts:
Receivables and deposits	408	(143)
Other assets	71	--
Accounts payable	14	(145)
Tenant security deposit liabilities	(78)	(100)
Accrued property taxes	(196)	246
Due to affiliates	--	(90)
Other liabilities	(411)	(521)
Net cash (used in) provided by operating activities	(137)	929
Cash flows from investing activities:
Property improvements and replacements	(419)	(3,152)
Net proceeds from sale of discontinued operations	40,181	24,943
Net deposits to restricted escrows	--	(4)
Net cash provided by investing activities	39,762	21,787
Cash flows from financing activities:
Payments on mortgage notes payable	(374)	(1,018)
Repayment of mortgage notes payable	(15,628)	(12,336)
Advances from affiliate	--	323
Payments on advances from affiliate	--	(3,226)
Distributions to partners	(23,840)	(6,625)
Net cash used in financing activities	(39,842)	(22,882)

Net decrease in cash and cash equivalents	(217)	(166)

Cash and cash equivalents at beginning of period	858	1,138

Cash and cash equivalents at end of period	$ 641	$ 972

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 845	$ 2,515
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 23	$ 237

At December 31, 2005 and 2004, approximately $71,000 and $726,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months ended September 30, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner").  In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner of the Partnership, AIMCO Properties, L.P., is also an affiliate of AIMCO.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2005 have been restated as of January 1, 2005 to reflect the operations of The Lexington Green Apartments, Foxfire Apartments, Millhopper Village Apartments, Old Salem Apartments and Woodland Village Apartments as loss from discontinued operations.  The Partnership sold The Lexington Green Apartments to a third party in June 2005, the Partnership sold Foxfire Apartments to a third party in August 2005, the Partnership sold Millhopper Village Apartments to a third party in November 2005, the Partnership sold Old Salem Apartments to a third party in January 2006 and the Partnership sold Woodland Village Apartments to a third party in March 2006 (see Note C).

Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

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

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)

Net cash (used in) provided by operating activities	$ (137)	$ 929
Payments on mortgage notes payable	(374)	(1,018)
Property improvements and replacements	(419)	(3,152)
Change in restricted escrows, net	--	(4)
Changes in reserves for net operating
liabilities	192	753

Net cash used in operations	$ (738)	$(2,492)

Note C – Disposition of Investment Properties

On January 12, 2006, the Partnership sold Old Salem Apartments to a third party for a gross sale price of approximately $31,600,000.  The net proceeds realized by the Partnership were approximately $28,898,000 after payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $8,545,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $25,895,000 as a result of the sale, which is included in gain from sale of discontinued operations for the nine months ended September 30, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,450,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the nine months ended September 30, 2006. Also included in the loss from discontinued operations for the nine months ended September 30, 2006 is approximately $159,000 of loss including revenues of approximately $34,000. Included in loss from discontinued operations for the three and nine months ended September 30, 2005, are results of the property’s operations, income of approximately $61,000 and $156,000, respectively, including revenues of approximately $807,000 and $2,444,000, respectively.

On March 31, 2006, the Partnership sold Woodland Village Apartments to a third party for a gross sale price of approximately $13,010,000. The net proceeds realized by the Partnership were approximately $11,283,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $7,083,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $8,725,000 as a result of the sale, which is included in gain from sale of discontinued operations for the nine months ended September 30, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,605,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the nine months ended September 30, 2006. Also included in loss from discontinued operations for the nine months ended September 30, 2006 is approximately $65,000 of loss including revenues of approximately $541,000. Included in loss from discontinued operations for the three and nine months ended September 30, 2005 are loss of approximately $16,000 and $3,000, respectively, including revenues of approximately $629,000 and $1,828,000, respectively.

On June 29, 2005, the Partnership sold The Lexington Green Apartments to a third party for a gross sale price of approximately $19,200,000.  The net proceeds realized by the Partnership were approximately $17,061,000 after payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $6,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $13,876,000 as a result of the sale, which is included in gain from sale of discontinued operations for the nine months ended September 30, 2005.  In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,863,000 as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the nine months ended September 30, 2005.  The results of the property’s operations, income of approximately $161,000 for the nine months ended September 30, 2005, are included in loss from discontinued operations.  Also included in loss from discontinued operations are revenues of approximately $1,296,000 for the nine months ended September 30, 2005.

On August 1, 2005 the Partnership sold Foxfire Apartments to a third party for a gross sale price of approximately $9,725,000.  The net proceeds realized by the Partnership were approximately $7,882,000 after the payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $6,132,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $5,310,000 as a result of the sale which is included in gain from sale of discontinued operations for the three and nine months ended September 30, 2005.  In addition the Partnership recorded a loss on the early extinguishment of debt of approximately $1,747,000 as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the three and nine months ended September 30, 2005. Included in loss from discontinued operations for the three and nine months ended September 30, 2005 is loss of approximately $105,000 and $264,000, respectively. Also included in loss from discontinued operations are revenues of approximately $112,000 and $1,038,000 for the three and nine months ended September 30, 2005, respectively.

The operations of Millhopper Village Apartments, income of approximately $88,000 and $145,000, respectively, are included in loss from discontinued operations for the three and nine months ended September 30, 2005. Also included in loss from discontinued operations for the three and nine months ended September 30, 2005 are revenues of approximately $302,000 and $894,000, respectively.

During the nine months ended September 30, 2006, certain accruals of approximately $89,000 established during the fourth quarter of 2005 related to the sale of Millhopper Village Apartments were reversed due to actual costs being less than anticipated. These accrual reversals are included as an increase in gain from sale of discontinued operations for the nine months ended September 30, 2006.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership’s investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $164,000 and $492,000 for the nine months ended September 30, 2006 and 2005, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $128,000 and $396,000 for the nine months ended September 30, 2006 and 2005, respectively, which are included in general and administrative expenses, investment properties and gain from sale of discontinued operations. The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $20,000 and $149,000, respectively.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2005, the Corporate General Partner advanced approximately $199,000 to the Partnership to fund the redevelopment project at Lake Johnson Mews Apartments and approximately $124,000 to fund real estate taxes and capital expenditures at Lake Johnson Mews Apartments and Foxfire Apartments. Interest was accrued at 10.0% on the redevelopment advances and the prime rate plus 2% for all other advances. Interest expense was approximately $139,000 for the nine months ended September 30, 2005. During the nine months ended September 30, 2005, the Partnership made payments on advances of approximately $3,226,000 and related interest of approximately $160,000 with proceeds from the sale of The Lexington Green Apartments. At September 30, 2006, there were no outstanding advances or associated accrued interest due to an affiliate of the Corporate General Partner.

Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale of a property. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment and their original capital contribution.  It is not presently expected that the limited partners will receive these returns when the Partnership terminates.  Accordingly, no commission was accrued related to the June 2005 sale of The Lexington Green Apartments, the August 2005 sale of Foxfire Apartments, the November 2005 sale of Millhopper Village Apartments, the January 2006 sale of Old Salem Apartments or the March 2006 sale of Woodland Village Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $132,000 and $211,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note E – Casualty Event

The Partnership incurred clean up costs of approximately $9,000 at The Lexington Green Apartments for Hurricanes Frances and Jeanne which were not covered by insurance for the year ended December 31, 2004. The Partnership incurred additional clean up costs of approximately $26,000 which were not covered by insurance, for the nine months ended September 30, 2005, which are reflected in loss from discontinued operations. The Partnership also recognized a casualty gain of approximately $16,000 due to a change in the estimated building damages at The Lexington Green Apartments, which is reflected in loss from discontinued operations for the nine months ended September 30, 2005.

Note F – Redevelopment of Property

During 2004, the Corporate General Partner began a major redevelopment project at Lake Johnson Mews Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and remain competitive in the local market, a significant redevelopment project was completed in January 2006 at a total cost of approximately $3,193,000.  The project was funded from advances from an affiliate of the Corporate General Partner and cash from operations.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  During the nine months ended September 30, 2006, approximately $10,000 of interest was capitalized.  During the nine months ended September 30, 2005, approximately $43,000 of interest, approximately $3,000 of real estate taxes, and approximately $2,000 of other construction period costs were capitalized.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes.  The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2006 and 2005:

	Average
	Occupancy
Property	2006	2005

Lake Johnson Mews Apartments
Raleigh, North Carolina (1)	87%	84%

Tar River Estates Apartments
Greenville, North Carolina (2)	91%	95%

(1)

The Corporate General Partner attributes the increase in occupancy at Lake Johnson Mews Apartments to an increase in customer traffic as a result of the completion of the redevelopment project in January 2006 (as discussed in “Results of Operations”).

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

Results of Operations

The Partnership’s net loss for the three months ended September 30, 2006 was approximately $325,000 as compared to net income of approximately $3,324,000 for the three months ended September 30, 2005. The Partnership’s net income for the nine months ended September 30, 2006 was approximately $29,347,000 compared to approximately $14,954,000 for the nine months ended September 30, 2005.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2005 have been restated as of January 1, 2005 to reflect the operations of The Lexington Green Apartments, Foxfire Apartments, Millhopper Village Apartments, Old Salem Apartments and Woodland Village Apartments as loss from discontinued operations.  The Partnership sold The Lexington Green Apartments to a third party in June 2005, the Partnership sold Foxfire Apartments to a third party in August 2005, the Partnership sold Millhopper Village Apartments to a third party in November 2005, the Partnership sold Old Salem Apartments to a third party in January 2006 and the Partnership sold Woodland Village Apartments to a third party in March 2006.

On January 12, 2006, the Partnership sold Old Salem Apartments to a third party for a gross sale price of approximately $31,600,000.  The net proceeds realized by the Partnership were approximately $28,898,000 after payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $8,545,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $25,895,000 as a result of the sale, which is included in gain from sale of discontinued operations for the nine months ended September 30, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,450,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the nine months ended September 30, 2006. Also included in the loss from discontinued operations for the nine months ended September 30, 2006 is approximately $159,000 of loss including revenues of approximately $34,000. Included in loss from discontinued operations for the three and nine months ended September 30, 2005, are results of the property’s operations, income of approximately $61,000 and $156,000, respectively, including revenues of approximately $807,000 and $2,444,000, respectively.

On March 31, 2006, the Partnership sold Woodland Village Apartments to a third party for a gross sale price of approximately $13,010,000. The net proceeds realized by the Partnership were approximately $11,283,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $7,083,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $8,725,000 as a result of the sale, which is included in gain from sale of discontinued operations for the nine months ended September 30, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,605,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the nine months ended September 30, 2006. Also included in loss from discontinued operations for the nine months ended September 30, 2006 is approximately $65,000 of loss including revenues of approximately $541,000. Included in loss from discontinued operations for the three and nine months ended September 30, 2005 are loss of approximately $16,000 and $3,000, respectively, including revenues of approximately $629,000 and $1,828,000, respectively.

On June 29, 2005, the Partnership sold The Lexington Green Apartments to a third party for a gross sale price of approximately $19,200,000.  The net proceeds realized by the Partnership were approximately $17,061,000 after payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $6,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $13,876,000 as a result of the sale, which is included in gain from sale of discontinued operations for the nine months ended September 30, 2005.  In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,863,000 as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the nine months ended September 30, 2005.  The results of the property’s operations, income of approximately $161,000 for the nine months ended September 30, 2005, are included in loss from discontinued operations.  Also included in loss from discontinued operations are revenues of approximately $1,296,000 for the nine months ended September 30, 2005.

On August 1, 2005 the Partnership sold Foxfire Apartments to a third party for a gross sale price of approximately $9,725,000.  The net proceeds realized by the Partnership were approximately $7,882,000 after the payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $6,132,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $5,310,000 as a result of the sale which is included in gain from sale of discontinued operations for the three and nine months ended September 30, 2005.  In addition the Partnership recorded a loss on the early extinguishment of debt of approximately $1,747,000 as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the three and nine months ended September 30, 2005. Included in loss from discontinued operations for the three and nine months ended September 30, 2005 is loss of approximately $105,000 and $264,000, respectively. Also included in loss from discontinued operations are revenues of approximately $112,000 and $1,038,000 for the three and nine months ended September 30, 2005, respectively.

The operations of Millhopper Village Apartments, income of approximately $88,000 and $145,000, respectively, are included in loss from discontinued operations for the three and nine months ended September 30, 2005. Also included in loss from discontinued operations for the three and nine months ended September 30, 2005 are revenues of approximately $302,000 and $894,000, respectively.

During the nine months ended September 30, 2006, certain accruals of approximately $89,000 established during the fourth quarter of 2005 related to the sale of Millhopper Village Apartments were reversed due to actual costs being less than anticipated. These accrual reversals are included as an increase in gain from sale of discontinued operations for the nine months ended September 30, 2006.

The Partnership’s loss from continuing operations for the three and nine months ended September 30, 2006 was approximately $325,000 and $1,083,000, respectively, as compared to loss from continuing operations of approximately $267,000 and $817,000 for the three and nine months ended September 30, 2005, respectively. The increase in loss from continuing operations for both periods is due to an increase in total expenses, partially offset by an increase in total revenues.  The increase in total expenses for the three months ended September 30, 2006 is primarily due to increases in operating, depreciation, and interest expenses, partially offset by decreases in general and administrative and property tax expenses.  The increase in total expenses for the nine months ended September 30, 2006 is primarily due to increases in operating and depreciation expenses, partially offset by decreases in interest, general and administrative and property tax expenses. The increase in operating expenses for both periods is primarily due to increases in utilities, salaries and related benefits and contract services at Tar River Estates Apartments and insurance expense as a result of increased premiums at both of the Partnership’s investment properties. The increase in depreciation expense for both periods is due to property improvements and replacements placed into service at both of the Partnership’s properties during the past twelve months.  The increase in interest expense for the three months ended September 30, 2006 is primarily due to a decrease in interest capitalized at Lake Johnson Mews Apartments due to a redevelopment project at the property. Interest expense decreased for the nine months ended September 30, 2006 primarily due to a decrease in interest expense on advances from an affiliate of the Corporate General Partner and scheduled principal payments made on the mortgages encumbering the Partnership’s investment properties, which reduced the carrying balance of the loans, partially offset by a decrease in interest capitalized at Lake Johnson Mews Apartments due to a redevelopment project at the property. The decrease in property tax expense for both periods is primarily due to the timing and receipt of the tax bill, which affected the property tax accrual at Tar River Estates Apartments. The decrease in general and administrative expenses for both periods is primarily due to a decrease in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the three months ended September 30, 2006 is due to an increase in rental income. The increase in total revenues for the nine months ended September 30, 2006 is due to increases in rental and other income. Other income remained relatively constant for the three months ended September 30, 2006.  The increase in rental income for both the three and nine months ended September 30, 2006 is primarily due to increases in the average rental rate at both of the Partnership’s investment properties and occupancy at Lake Johnson Mews Apartments, partially offset by a decrease in occupancy at Tar River Estates Apartments. The increase in other income for the nine months ended September 30, 2006 is primarily due to an increase in interest income as a result of higher average cash balances.

The Partnership incurred clean up costs of approximately $9,000 at The Lexington Green Apartments for Hurricanes Frances and Jeanne which were not covered by insurance for the year ended December 31, 2004. The Partnership incurred additional clean up costs of approximately $26,000, which were not covered by insurance, for the nine months ended September 30, 2005, which are reflected in loss from discontinued operations. The Partnership also recognized a casualty gain of approximately $16,000 due to a change in the estimated building damages at The Lexington Green Apartments, which is reflected in loss from discontinued operations for the nine months ended September 30, 2005.

During 2004, the Corporate General Partner began a major redevelopment project at Lake Johnson Mews Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and remain competitive in the local market, a significant redevelopment project was completed in January 2006 at a total cost of approximately $3,193,000.  The project was funded from advances from an affiliate of the Corporate General Partner and cash from operations.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  During the nine months ended September 30, 2006, approximately $10,000 of interest was capitalized.  During the nine months ended September 30, 2005, approximately $43,000 of interest, approximately $3,000 of real estate taxes, and approximately $2,000 of other construction period costs were capitalized.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $641,000, compared to approximately $972,000 at September 30, 2005.  The decrease in cash and cash equivalents of approximately $217,000, from December 31, 2005, is due to approximately $39,842,000 and $137,000 of cash used in financing and operating activities, respectively, partially offset by approximately $39,762,000 of cash provided by investing activities. Cash used in financing activities consisted of the repayment of the mortgages encumbering Old Salem Apartments and Woodland Village Apartments, distributions to partners, and payments of principal made on the mortgages encumbering the Partnership’s investment properties. Cash provided by investing activities consisted of net proceeds from the sales of Old Salem Apartments and Woodland Village Apartments, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lake Johnson Mews Apartments:  During the nine months ended September 30, 2006, the Partnership completed approximately $10,000 of capital improvements at Lake Johnson Mews Apartments arising from the redevelopment of the property. Additional capital improvements of approximately $132,000 consisted primarily of floor covering replacement, major landscaping, countertops, structural upgrades and other building improvements. These improvements were funded from operations. The property completed a redevelopment project in January 2006 at a total cost of approximately $3,193,000 in order to remain competitive with other properties in the area in the effort to increase occupancy at the property.  The project was funded from advances from an affiliate of the Corporate General Partner and cash from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Woodland Village Apartments:  During the nine months ended September 30, 2006, the Partnership completed approximately $36,000 of capital improvements at Woodland Village Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations. The Partnership sold Woodland Village Apartments to a third party on March 31, 2006.

Tar River Estates Apartments:  During the nine months ended September 30, 2006, the Partnership completed approximately $190,000 of capital improvements at Tar River Estates Apartments, consisting primarily of structural improvements, major landscaping, floor covering, appliance and cabinet replacements and interior building improvements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Old Salem Apartments:  During the nine months ended September 30, 2006, the Partnership completed approximately $3,000 of capital improvements at Old Salem Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations.  The Partnership sold Old Salem Apartments to a third party on January 12, 2006.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $10,697,000 is amortized over varying periods with maturity dates ranging from July 1, 2021 to January 1, 2022, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2006 and 2005 (in thousands, except per unit data):

	Nine Months Ended	Per Limited	Nine Months Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2006	Unit	2005	Unit
Sale (1)	$23,610	$449.39	$6,625	$126.08
Financing (2)	230	4.38	--	--
	$23,840	$453.77	$6,625	$126.08

(1)

Proceeds from the March 2006 sale of Woodland Village Apartments, the January 2006 sale of Old Salem Apartments, the August 2005 sale of Foxfire Apartments, and the June 2005 sale of The Lexington Green Apartments.

(2)

Proceeds from the December 2001 financing obtained on Tar River Estates Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,253 limited partnership units (the "Units") in the Partnership representing 74.71% of the outstanding Units at September 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 74.71% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs during periods in which redevelopment and construction projects are in progress.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES V LIMITED PARTNERSHIP

By: Shelter Realty V Corporation
Corporate General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

(d)

Purchase Agreement dated May 6, 1983 between Europco Management Company of America and U.S. Shelter Corporation to acquire Lake Johnson Mews. (Incorporated herein by reference to Amendment No. 1 of Registration Statement No. 2-81308 of Registrant filed May 24, 1983.)

(h)

Purchase Agreement dated December 14, 1983 between Virginia Real Estate Investors and U.S. Shelter Corporation to acquire Tar River Estates.  (Filed as Exhibit 10(B) to Current Report on Form 8-K of Registrant dated December 8, 1983 and incorporated herein by reference).

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

(d)

Purchase and Sale Contract between Shelter Properties V Limited Partnership, a South Carolina limited partnership, and Magnum Realty, LLC, a Florida limited liability company, dated July 15, 2005, filed as exhibit 10(ii)d to the Registrant’s Current Report on Form 8-K dated July 15, 2005 and incorporated herein by reference.

(e)

Amendment of Purchase and Sale Contract between Shelter Properties V Limited Partnership, a South Carolina limited partnership and Magnum Realty, LLC, a Florida limited liability company, dated October 10, 2005, filed as exhibit 10(ii)e to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 and incorporated herein by reference.

(f)

Assignment of Purchase and Sale Contract by and between Magnum Realty, LLC, a Florida limited liability company and Hawthorne Reserve, LLC, a Florida limited liability company, dated November 15, 2005, filed as exhibit 10(ii)g to the Registrant’s Current Report on Form 8-K dated November 30, 2005 and incorporated herein by reference.

(g)

Purchase and Sale Contract between Shelter Properties V Limited Partnership, a South Carolina limited partnership, and Cheetah Investment Company, LLC, a Virginia limited liability company, dated November 3, 2005, filed as exhibit 10(ii)g to the Registrant’s Current Report on Form 8-K dated November 3, 2005 and incorporated herein by reference.

(h)  Purchase and Sale Contract between Shelter Properties V Limited Partnership, a South Carolina limited partnership, and the affiliated Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated November 2, 2005, filed as exhibit 10(ii)f to the Registrant’s Current Report on Form 8-K dated November 2, 2005 and incorporated herein by reference.

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

  (iii)

Contracts related to refinancing of debt:

(o)

Multifamily Note dated June 28, 2001, by and between Shelter Properties V Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Corporation, relating to Lake Johnson Mews Apartments. (Filed as Exhibit 10(iii)o to Form 10-QSB for the quarterly period ended June 30, 2001 of Registrant filed on August 13, 2001 and incorporated herein by reference).

(r)

Multifamily Note dated December 28, 2001, by and between New Shelter V Limited Partnership, a South Carolina limited partnership, and Lend Lease Mortgage Capital, LP, a Texas limited partnership. (Filed as Exhibit 10(iii)r to Current Report on Form 8-K of Registrant filed on January 14, 2002 and incorporated herein by reference).

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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty V Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties V Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.