Form 10KSB
period 2006-12-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2007-03-23
CIK 712753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $3,953,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Registrant is engaged in the business of operating and holding real estate properties for investment.  In 1983 and 1984, during its acquisition phase, the Registrant acquired eight existing apartment properties.  The Registrant continues to own and operate two of these properties at December 31, 2006.  See "Item 2. Description of Properties".

Commencing May 27, 1983, the Registrant offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, up to 99,900 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000), or 2 Units ($2,000) for an Individual Retirement Account.

The offering terminated on December 8, 1983.  Upon termination of the offering, the Registrant had accepted subscriptions for 52,538 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $52,538,000.  Unsold Units (numbering 47,462) were deregistered pursuant to Post Effective Amendment No. 3 to the Registration Statement filed with the Securities and Exchange Commission on December 21, 1983.  The Registrant invested approximately $38,900,000 of such proceeds in eight existing apartment properties.  At December 31, 2006, the Partnership continues to own and operate two of its original properties. The Partnership sold two of its investment properties, Old Salem Apartments and Woodland Village Apartments during the year ended December 31, 2006, the Partnership sold three of its investment properties, The Lexington Green Apartments, Foxfire Apartments, and Millhopper Village Apartments during the year ended December 31, 2005 and one property was foreclosed upon prior to 2005. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

On March 31, 2006, the Partnership sold Woodland Village Apartments to a third party for a gross sale price of approximately $13,010,000. The net proceeds realized by the Partnership were approximately $11,283,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $7,083,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $8,725,000 as a result of the sale. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,605,000 as a result of the write-off of unamortized loan costs and a prepayment penalty.

On January 12, 2006, the Partnership sold Old Salem Apartments to a third party for a gross sale price of approximately $31,600,000.  The net proceeds realized by the Partnership were approximately $28,898,000 after payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $8,545,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $25,895,000 as a result of the sale. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,450,000 as a result of the write-off of unamortized loan costs and a prepayment penalty.

On November 30, 2005, the Partnership sold Millhopper Village Apartments to a third party for a gross sale price of approximately $10,400,000. The net proceeds realized by the Partnership were approximately $9,262,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $3,755,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $8,375,000 as a result of the sale, of which approximately $89,000 was recognized in 2006 and approximately $8,286,000 was recognized in 2005. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,026,000 as a result of the write-off of unamortized loan costs and a prepayment penalty.

On August 1, 2005, the Partnership sold Foxfire Apartments to a third party for a gross sale price of approximately $9,725,000. The net proceeds realized by the Partnership were approximately $7,882,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $6,132,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $5,112,000 as a result of the sale. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,747,000 as a result of the write-off of unamortized loan costs and a prepayment penalty.

On June 29, 2005, the Partnership sold The Lexington Green Apartments to a third party for a gross sale price of approximately $19,200,000. The net proceeds realized by the Partnership were approximately $17,061,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $6,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $13,822,000 as a result of the sale. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,863,000 as a result of the write-off of unamortized loan costs and a prepayment penalty.

Schedule of Properties:

Set forth below for both of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Lake Johnson Mews
Apartments	$13,053	$ 7,818	5-30 yrs	S/L	$ 3,869
Tar River Estates
Apartments	17,019	10,404	5-30 yrs	S/L	1,785
	$30,072	$18,222			$ 5,654

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate	Amortized	Date(2)	Maturity(2)
	(in thousands)				(in thousands)

Lake Johnson Mews
Apartments	$ 6,083	7.43%	(1)	07/01/21	$ --

Tar River Estates
Apartments	4,515	7.23%	(1)	01/01/22	--

Total	$10,598				$ --

(1)

The principal balance is being amortized over 240 months.

(2)

See “Note B – Mortgage Notes Payable” to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these fixed rate loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for the years ended December 31, 2006 and 2005 are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2006	2005	2006	2005
Lake Johnson Mews Apartments (1)	$8,560	$8,162	89%	83%
Tar River Estates Apartments (2)	7,928	7,662	91%	96%

(1)

The Corporate General Partner attributes the increase in occupancy at Lake Johnson Mews Apartments to an increase in customer traffic as a result of the completion of the redevelopment project in January 2006 (as discussed below).

 (2)

The Corporate General Partner attributes the decrease in occupancy at Tar River Estates Apartments to increased competition in the Greenville area.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive.  Both of the properties are subject to competition from other residential apartment complexes in the area.  The Corporate General Partner believes that both of the properties are adequately insured.  Each property is an apartment complex which leases units for lease terms of one year or less.  As of December 31, 2006, no residential tenant leases 10% or more of the available rental space.  Both of the properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2006 for each property were as follows:

	2006	2006
	Billings	Rates
	(in thousands)

Lake Johnson Mews Apartments*	$100	1.11%
Tar River Estates Apartments	100	1.45%

*This property has a fiscal year different than the real estate tax year.

Capital Improvements:

Lake Johnson Mews Apartments:  During the year ended December 31, 2006, the Partnership completed approximately $10,000 of capital improvements at Lake Johnson Mews Apartments arising from the redevelopment of the property. Additional capital improvements of approximately $206,000 consisted primarily of floor covering replacement, major landscaping, countertops, structural upgrades and other building improvements. These improvements were funded from operations. The property completed a redevelopment project in January 2006 at a total cost of approximately $3,193,000 in order to remain competitive with other properties in the area in the effort to increase occupancy at the property.  The project was funded from advances from an affiliate of the Corporate General Partner and cash from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Woodland Village Apartments:  During the year ended December 31, 2006, the Partnership completed approximately $36,000 of capital improvements at Woodland Village Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations. The Partnership sold Woodland Village Apartments to a third party on March 31, 2006.

Tar River Estates Apartments:  During the year ended December 31, 2006, the Partnership completed approximately $210,000 of capital improvements at Tar River Estates Apartments, consisting primarily of structural improvements, major landscaping, floor covering, appliance and cabinet replacements and interior building improvements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Old Salem Apartments:  During the year ended December 31, 2006, the Partnership completed approximately $3,000 of capital improvements at Old Salem Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations.  The Partnership sold Old Salem Apartments to a third party on January 12, 2006.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion. Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unitholders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2006.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 52,538 limited partnership units (the “Units”) aggregating $52,538,000, inclusive of 100 units which were purchased by the Corporate General Partner.  The Partnership had 1,459 holders of record owning an aggregate of 52,538 Units at December 31, 2006.  Affiliates of the Corporate General Partner owned 39,425 Units or 75.04% at December 31, 2006.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005  (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2006	Unit	2005	Unit

Sale (1)	$23,610	$449.39	$12,186	$231.93
Financing (2)	230	4.38	--	--
	$23,840	$453.77	$12,186	$231.93

(1)

Proceeds from the March 2006 sale of Woodland Village Apartments, the January 2006 sale of Old Salem Apartments, the August 2005 sale of Foxfire Apartments, the June 2005 sale of The Lexington Green Apartments, and the November 2005 sale of Millhopper Village Apartments.

(2)

Proceeds from the December 2001 financing obtained on Tar River Estates Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, refinancings and/or property sales.  The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit distributions to its partners in 2007 or subsequent periods.  See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,425 Units in the Partnership representing 75.04% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 75.04% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net income for the year ended December 31, 2006 was approximately $29,040,000 as compared to net income of approximately $21,862,000 for the year ended December 31, 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations included in “Item 7. Financial Statements” for the year ended December 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Woodland Village Apartments as loss from discontinued operations, due to its sale on March 31, 2006. The consolidated statements of operations also reflect the operations of The Lexington Green Apartments, Foxfire Apartments, Millhopper Village Apartments and Old Salem Apartments as loss from discontinued operations. The Partnership sold The Lexington Green Apartments to a third party in June 2005, the Partnership sold Foxfire Apartments to a third party in August 2005, the Partnership sold Millhopper Village Apartments to a third party in November 2005 and the Partnership sold Old Salem Apartments to a third party in January 2006. The operations of Old Salem Apartments and Woodland Village Apartments, loss of approximately $224,000 and loss on extinguishment of debt of approximately $4,055,000 for the year ended December 31, 2006, and the operations of Foxfire Apartments, The Lexington Green Apartments, Millhopper Village Apartments, Old Salem Apartments and Woodland Village Apartments, income of approximately $295,000 and loss on extinguishment of debt of approximately $4,636,000 for the year ended December 31, 2005, are shown as loss from discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements”.  Included in loss from discontinued operations are revenues of approximately $575,000 and $9,115,000 for the years ended December 31, 2006 and 2005, respectively.

On March 31, 2006, the Partnership sold Woodland Village Apartments to a third party for a gross sale price of approximately $13,010,000. The net proceeds realized by the Partnership were approximately $11,283,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $7,083,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $8,725,000 as a result of the sale, which is included in gain from sale of discontinued operations for the year ended December 31, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,605,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the year ended December 31, 2006. Also included in loss from discontinued operations for the year ended December 31, 2006 is approximately $65,000 of loss, including revenues of approximately $541,000. Included in loss from discontinued operations for the year ended December 31, 2005 are results of the property’s operations, loss of approximately $48,000, including revenues of approximately $2,395,000.

On January 12, 2006, the Partnership sold Old Salem Apartments to a third party for a gross sale price of approximately $31,600,000.  The net proceeds realized by the Partnership were approximately $28,898,000 after payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $8,545,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $25,895,000 as a result of the sale, which is included in gain from sale of discontinued operations for the year ended December 31, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,450,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the year ended December 31, 2006. Also included in loss from discontinued operations for the year ended December 31, 2006 is approximately $159,000 of loss, including revenues of approximately $34,000. Included in loss from discontinued operations for the year ended December 31, 2005 are results of the property’s operations, income of approximately $197,000, including revenues of approximately $3,290,000.

On November 30, 2005, the Partnership sold Millhopper Village Apartments to a third party for a gross sale price of approximately $10,400,000. The net proceeds realized by the Partnership were approximately $9,262,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $3,755,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $8,286,000 as a result of the sale for the year ended December 31, 2005, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,026,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the year ended December 31, 2005. Also included in loss from discontinued operations for the year ended December 31, 2005 are results of the property’s operations, income of approximately $249,000, including revenues of approximately $1,096,000.

During the year ended December 31, 2006, certain accruals of approximately $89,000 established during the fourth quarter of 2005 related to the sale of Millhopper Village Apartments were reversed due to actual costs being less than anticipated. These accrual reversals are included as an increase in gain from sale of discontinued operations for the year ended December 31, 2006.

On August 1, 2005, the Partnership sold Foxfire Apartments to a third party for a gross sale price of approximately $9,725,000.  The net proceeds realized by the Partnership were approximately $7,882,000 after payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $6,132,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $5,112,000 as a result of the sale, which is included in gain from sale of discontinued operations for the year ended December 31, 2005.  In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,747,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the year ended December 31, 2005. Also included in loss from discontinued operations for the year ended December 31, 2005 are results of the property’s operations, loss of approximately $264,000, including revenues of approximately $1,038,000.

On June 29, 2005, the Partnership sold The Lexington Green Apartments to a third party for a gross sale price of approximately $19,200,000.  The net proceeds realized by the Partnership were approximately $17,061,000 after payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $6,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $13,822,000 as a result of the sale, which is included in gain from sale of discontinued operations for the year ended December 31, 2005.  In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,863,000 as a result of the write- off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the year ended December 31, 2005.  Also included in loss from discontinued operations for the year ended December 31, 2005 are results of the property’s operations, income of approximately $161,000, including revenues of approximately $1,296,000.

The Partnership’s loss from continuing operations for the year ended December 31, 2006 was approximately $1,390,000, compared to loss from continuing operations of approximately $1,017,000 for the year ended December 31, 2005. The increase in loss from continuing operations is due to an increase in total expenses, partially offset by an increase in total revenues.  The increase in total expenses is due to increases in operating, depreciation and property tax expenses, partially offset by decreases in general and administrative and interest expenses. The increase in operating expenses is due to increases in utilities, salaries and related benefits and contract services at Tar River Estates Apartments, management fees at Lake Johnson Mews Apartments as a result of an increase in rental income at the property, and insurance expense as a result of increased premiums at both of the Partnership’s investment properties. The increase in depreciation expense is due to property improvements and replacements placed into service at both of the Partnership’s investment properties during the past twelve months. The increase in property tax expense is due to an increase in the assessed value and tax rate at Lake Johnson Mews Apartments. Interest expense decreased primarily due to a decrease in interest expense on advances from an affiliate of the Corporate General Partner and scheduled principal payments made on the mortgages encumbering the Partnership’s investment properties, which reduced the carrying balance of the loans, partially offset by a decrease in interest capitalized at Lake Johnson Mews Apartments due to a redevelopment project at the property. The decrease in general and administrative expenses is primarily due to a decrease in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to increases in both rental and other income. The increase in rental income is primarily due to increases in the average rental rate at both of the Partnership’s investment properties and an increase in occupancy at Lake Johnson Mews Apartments, partially offset by a decrease in occupancy at Tar River Estates Apartments. The increase in other income is primarily due to an increase in interest income as a result of higher average cash balances and internet access fees at Tar River Estates Apartments, partially offset by a decrease in student housing fees at Tar River Estates Apartments.

The Partnership incurred clean up costs of approximately $9,000 at The Lexington Green Apartments for Hurricanes Frances and Jeanne, which were not covered by insurance, for the year ended December 31, 2004. The Partnership incurred additional clean up costs of approximately $26,000, which were not covered by insurance, for the year ended December 31, 2005, which are reflected in loss from discontinued operations. The Partnership also recognized a casualty gain of approximately $16,000 due to a change in the estimated building damages at The Lexington Green Apartments, which is reflected in loss from discontinued operations for the year ended December 31, 2005.

During 2004, the Corporate General Partner began a major redevelopment project at Lake Johnson Mews Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and remain competitive in the local market, a significant redevelopment project was completed in January 2006 at a total cost of approximately $3,193,000.  The project was funded from advances from an affiliate of the Corporate General Partner and cash from operations.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  During the year ended December 31, 2006, approximately $10,000 of interest was capitalized.  During the year ended December 31, 2005, approximately $58,000 of interest, approximately $3,000 of real estate taxes, and approximately $2,000 of other construction period costs were capitalized.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $659,000, compared to approximately $858,000 at December 31, 2005.  The decrease in cash and cash equivalents is due to approximately $39,941,000 of cash used in financing activities, partially offset by approximately $39,690,000 and $52,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of the repayment of the mortgages encumbering Old Salem Apartments and Woodland Village Apartments, distributions to partners, and payments of principal made on the mortgages encumbering the Partnership’s investment properties. Cash provided by investing activities consisted of net proceeds from the sales of Old Salem Apartments and Woodland Village Apartments, partially offset by property improvements and replacements and net deposits to an escrow account. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements.  The Corporate General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas.  In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $10,598,000 is amortized over varying periods with maturity dates ranging from July 1, 2021 to January 1, 2022, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005  (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2006	Unit	2005	Unit

Sale (1)	$23,610	$449.39	$12,186	$231.93
Financing (2)	230	4.38	--	--
	$23,840	$453.77	$12,186	$231.93

(1)

Proceeds from the March 2006 sale of Woodland Village Apartments, the January 2006 sale of Old Salem Apartments, the August 2005 sale of Foxfire Apartments, the June 2005 sale of The Lexington Green Apartments, and the November 2005 sale of Millhopper Village Apartments.

(2)

Proceeds from the December 2001 financing obtained on Tar River Estates Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, refinancings and/or property sales.  The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,425 Units in the Partnership representing 75.04% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.04% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  Management believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations – Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' Capital – Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows – Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties V Limited Partnership

We have audited the accompanying consolidated balance sheet of Shelter Properties V Limited Partnership as of December 31, 2006, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties V Limited Partnership at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 22, 2007

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 659
Receivables and deposits		84
Restricted escrow		52
Other assets		360
Investment properties (Notes B, E and F):
Land	$ 624
Buildings and related personal property	29,448
	30,072
Less accumulated depreciation	(18,222)	11,850
		$ 13,005

Liabilities and Partners' Capital
Liabilities
Accounts payable		$ 93
Tenant security deposit liabilities		70
Other liabilities		239
Mortgage notes payable (Note B)		10,598
Partners' Capital
General partners	$ 127
Limited partners (52,538 units
issued and outstanding)	1,878	2,005
		$ 13,005

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

Years Ended December 31,
	2006	2005
		(Restated)
Revenues:
Rental income	$ 3,114	$ 2,969
Other income	264	199
Total revenues	3,378	3,168

Expenses:
Operating	1,827	1,610
General and administrative	269	425
Depreciation	1,671	1,041
Interest	800	917
Property taxes	201	192
Total expenses	4,768	4,185

Loss from continuing operations	(1,390)	(1,017)

Loss from discontinued operations (Notes A and F)	(4,279)	(4,341)
Gain from sale of discontinued operations (Note F)	34,709	27,220
Net income (Note C)	$ 29,040	$ 21,862

Net income allocated to general partners (1%)	$ 290	$ 219

Net income allocated to limited partners (99%)	28,750	21,643

	$ 29,040	$ 21,862
Per limited partnership unit:
Loss from continuing operations	$ (26.19)	$ (19.16)
Loss from discontinued operations	(80.63)	(81.81)
Gain from sale of discontinued operations	654.04	512.92
Net income	$ 547.22	$ 411.95

Distributions per limited partnership unit	$ 453.77	$ 231.93

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	52,538	$ 2	$ 52,538	$ 52,540

Partners' deficit
at December 31, 2004	52,538	$(381)	$(12,490)	$(12,871)

Distributions to partners	--	(1)	(12,185)	(12,186)

Net income for the year
ended December 31, 2005	--	219	21,643	21,862

Partners' deficit
at December 31, 2005	52,538	(163)	(3,032)	(3,195)

Distributions to partners	--	--	(23,840)	(23,840)

Net income for the year
ended December 31, 2006	--	290	28,750	29,040

Partners’ capital
at December 31, 2006	52,538	$ 127	$ 1,878	$ 2,005

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2006	2005

Cash flows from operating activities:
Net income	$ 29,040	$ 21,862
Adjustments to reconcile net income to net
cash provided by operating activities:
Gain from sale of discontinued operations	(34,709)	(27,220)
Depreciation	1,777	2,919
Amortization of loan costs	22	66
Casualty gain	--	(16)
Loss on early extinguishment of debt	4,055	4,636
Change in accounts:
Receivables and deposits	406	(22)
Other assets	173	103
Accounts payable	(20)	(34)
Tenant security deposit liabilities	(80)	(123)
Accrued property taxes	(196)	102
Due to affiliates	--	(90)
Other liabilities	(416)	(841)
Net cash provided by operating activities	52	1,342

Cash flows from investing activities:
Property improvements and replacements	(490)	(3,609)
Net proceeds from sale of discontinued operations	40,181	34,205
Net (deposits to) withdrawals from restricted escrows	(1)	226
Net cash provided by investing activities	39,690	30,822

Cash flows from financing activities:
Payments on mortgage notes payable	(473)	(1,264)
Repayment of mortgage notes payable	(15,628)	(16,091)
Advances from affiliate	--	323
Payments on advances from affiliate	--	(3,226)
Distributions to partners	(23,840)	(12,186)
Net cash used in financing activities	(39,941)	(32,444)

Net decrease in cash and cash equivalents	(199)	(280)
Cash and cash equivalents at beginning of year	858	1,138
Cash and cash equivalents at end of year	$ 659	$ 858
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,031	$ 3,007

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 46	$ 71

At December 31, 2004, approximately $726,000 of property improvements and replacements were included in accounts payable and are in included in property improvements and replacements for the year ended December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization: Shelter Properties V Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981.  The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The other general partner is AIMCO Properties, L.P., an affiliate of both the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date.  The Partnership commenced operations on July 19, 1983, and completed its acquisition of apartment properties on January 18, 1984.  The Partnership operates two apartment properties located in North Carolina at December 31, 2006.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the year ended December 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Woodland Village Apartments as loss from discontinued operations due to its sale on March 31, 2006. The consolidated statements of operations also reflect the operations of The Lexington Green Apartments, Foxfire Apartments, Millhopper Village Apartments and Old Salem Apartments as loss from discontinued operations. The Partnership sold The Lexington Green Apartments to a third party in June 2005, the Partnership sold Foxfire Apartments to a third party in August 2005, the Partnership sold Millhopper Village Apartments to a third party in November 2005 and the Partnership sold Old Salem Apartments, which was classified as held for sale at December 31, 2005 to a third party in January 2006 (see Note F).

Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

Principles of Consolidation:  The financial statements include all the accounts of the Partnership and its 99.99% owned partnership.  The corporate general partner of the consolidated partnership is Shelter Realty V Corporation.  Shelter Realty V Corporation may be removed as the general partner of the consolidated partnership by the Partnership; therefore, the consolidated partnership is controlled and consolidated by the Partnership.  All significant interpartnership balances have been eliminated.

Use of Estimates:  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

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

Reconciliation of Cash Flows:

	Years Ended
	December 31,
	2006	2005
	(in thousands)

Net cash provided by operating activities	$ 52	$ 1,342
Property improvements and replacements	(490)	(3,609)
Payments on mortgage notes payable	(473)	(1,264)
Changes in reserves for net operating liabilities	133	905
Changes in restricted escrows, net	(1)	226

Net cash used in operations	$ (779)	$(2,400)

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

All distributions of distributable net proceeds (as defined in the Partnership Agreement) from property dispositions and refinancings will be allocated to the limited partners until each limited partner has received an amount equal to a cumulative 7% per annum return of the average of the limited partners' adjusted capital value, less any prior distributions of net cash from operations and distributable net proceeds, and has also received an amount equal to the limited partners' adjusted capital value.  Thereafter, the general partners receive 1% of the selling prices of properties sold where they acted as a broker, after which the limited partners will be allocated 85% of any remaining distributions of distributable net proceeds and the general partners will receive 15%. Proceeds distributed in 2006 and 2005 were allocated to the limited partners, as the limited partners have not yet received their cumulative 7% per annum return plus adjusted capital value.

Undistributed Net Proceeds from Sales and Refinancings: At December 31, 2006, the Partnership had undistributed net proceeds of approximately $14,831,000 from sales of investment properties. The undistributed net proceeds were used to repay advances associated with the redevelopment, as discussed in “Note E”, and to fund operations and capital improvements at the Partnership’s investment properties.

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance.  The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners.  However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership.  Accordingly, net income, including gain from sale of discontinued operations, as shown in the consolidated statements of operations and changes in partners' capital for 2006 and 2005 was allocated 99% to the limited partners and 1% to the general partners.  Net income per limited partnership unit was computed by dividing the net income allocated to the limited partners by 52,538 units outstanding.

Fair Value of Financial Instruments:  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments.  The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate is approximately $11,430,000.

Other Reserves:  The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations.  The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during the years ended December 31, 2006 and 2005 were decreases of approximately $133,000 and $905,000, respectively. The amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes, due to affiliates and other liabilities.  At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances included approximately $538,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs: Loan costs of approximately $377,000, less accumulated amortization of approximately $111,000, are included in other assets and are being amortized over the terms of the related loan agreements. Amortization expense for 2006 and 2005 was approximately $22,000 and $66,000, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $18,000 for each of the years 2007 through 2011.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

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

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the year ended December 31, 2006, the Partnership capitalized interest of approximately $10,000. During the year ended December 31, 2005, the Partnership capitalized interest of approximately $58,000, property taxes of approximately $3,000 and operating costs of approximately $2,000. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

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

Advertising:  The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $84,000 and $216,000 for the years ended December 31, 2006 and 2005, respectively, were charged to operating expense and loss from discontinued operations as incurred.

Recent Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate	Date	Maturity
(in thousands)				(in thousands)

Lake Johnson Mews Apartments	$ 6,083	$ 57	7.43%	07/01/21	$ --

Tar River Estates Apartments	4,515	41	7.23%	01/01/22	--
Total	$10,598	$ 98			$ --

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties.  The mortgage notes payable require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2006 are as follows (in thousands):

2007	$ 412
2008	443
2009	477
2010	513
2011	553
Thereafter	8,200
$ 10,598

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	2006	2005

Net income as reported	$29,040	$21,862
Add (deduct):
Depreciation differences	168	1,251
Change in prepaid rental	(115)	(101)
Gain from casualty and sale	4,325	4,928
Other	(156)	(77)
Federal taxable income	$33,262	$27,863

Federal taxable income per
limited partnership unit	$626.77	$525.04

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets as reported	$ 2,005
Land and buildings	(5,615)
Accumulated depreciation	(581)
Syndication fees	6,747
Other	387

Net assets - tax basis	$ 2,943

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $207,000 and $617,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $151,000 and $590,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses, investment properties and gain from sale of discontinued operations.  The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Corporate General Partner of approximately $22,000 and $281,000, respectively.

In accordance with the Partnership Agreement, during the year ended December 31, 2005, the Corporate General Partner advanced approximately $199,000 to the Partnership to fund the redevelopment project at Lake Johnson Mews Apartments and approximately $124,000 to fund real estate taxes and capital expenditures at Lake Johnson Mews Apartments and Foxfire Apartments. Interest was accrued at 10% on the redevelopment advances and the prime rate plus 2% for all other advances.  Interest expense was approximately $139,000 for the year ended December 31, 2005.  During the year ended December 31, 2005, the Partnership made payments on advances of approximately $3,226,000 and related interest of approximately $160,000 to the Corporate General Partner with proceeds from the sale of The Lexington Green Apartments.  At December 31, 2006, there were no outstanding advances or associated accrued interest due to an affiliate of the Corporate General Partner.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $122,000 and $211,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,425 limited partnership units (the “Units”) in the Partnership representing 75.04% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.04% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
(in thousands)			(in thousands)

Lake Johnson Mews Apartments	$ 6,083	$ 338	$ 6,725	$ 5,990
Tar River Estates Apartments	4,515	474	9,985	6,560
Totals	$10,598	$ 812	$16,710	$12,550

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

	Buildings And
		Related			Date of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life
				(in thousands)

Lake Johnson Mews Apartments
Raleigh, North Carolina	$ 338	$12,715	$13,053	$ 7,818	1972-1973	09/30/83	5-30 yrs

Tar River Estates Apartments
Greenville, North Carolina	286	16,733	17,019	10,404	1969-1972	01/18/84	5-30 yrs

Totals	$ 624	$29,448	$30,072	$18,222

During 2004, the Corporate General Partner began a major redevelopment project at Lake Johnson Mews Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and remain competitive in the local market, a significant redevelopment project was completed in January 2006 at a total cost of approximately $3,193,000.  The project was funded from advances from an affiliate of the Corporate General Partner and cash from operations.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  During the year ended December 31, 2006, approximately $10,000 of interest was capitalized. During the year ended December 31, 2005, approximately $58,000 of interest, approximately $3,000 of real estate taxes, and approximately $2,000 of other construction period costs were capitalized.

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended
	December 31,
	2006	2005
	(in thousands)
Investment Properties
Balance at beginning of year	$44,156	$92,208
Property improvements	465	2,954
Sales of investment properties	(14,549)	(31,463)
Assets held for sale	--	(19,584)
Disposals of property, net	--	41
Balance at end of year	$30,072	$44,156

Accumulated Depreciation

Balance at beginning of year	$27,040	$59,457
Additions charged to expense	1,777	2,919
Sales of investment properties	(10,595)	(20,971)
Assets held for sale	--	(14,390)
Disposals of property, net	--	25
Balance at end of year	$18,222	$27,040

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005 is approximately $24,457,000 and $39,156,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $18,803,000 and $30,520,000, respectively.

Note F – Disposition of Investment Properties

On March 31, 2006, the Partnership sold Woodland Village Apartments to a third party for a gross sale price of approximately $13,010,000. The net proceeds realized by the Partnership were approximately $11,283,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $7,083,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $8,725,000 as a result of the sale, which is included in gain from sale of discontinued operations for the year ended December 31, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,605,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the year ended December 31, 2006. Also included in loss from discontinued operations for the year ended December 31, 2006 is approximately $65,000 of loss, including revenues of approximately $541,000. Included in loss from discontinued operations for the year ended December 31, 2005 are results of the property’s operations, loss of approximately $48,000, including revenues of approximately $2,395,000.

On January 12, 2006, the Partnership sold Old Salem Apartments to a third party for a gross sale price of approximately $31,600,000.  The net proceeds realized by the Partnership were approximately $28,898,000 after payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $8,545,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $25,895,000 as a result of the sale, which is included in gain from sale of discontinued operations for the year ended December 31, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,450,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the year ended December 31, 2006. Also included in loss from discontinued operations for the year ended December 31, 2006 is approximately $159,000 of loss, including revenues of approximately $34,000. Included in loss from discontinued operations for the year ended December 31, 2005 are results of the property’s operations, income of approximately $197,000, including revenues of approximately $3,290,000.

On November 30, 2005, the Partnership sold Millhopper Village Apartments to a third party for a gross sale price of approximately $10,400,000. The net proceeds realized by the Partnership were approximately $9,262,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $3,755,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $8,286,000 as a result of the sale, for the year ended December 31, 2005, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,026,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the year ended December 31, 2005. Also included in loss from discontinued operations for the year ended December 31, 2005 are results of the property’s operations, income of approximately $249,000, including revenues of approximately $1,096,000.

During the year ended December 31, 2006, certain accruals of approximately $89,000 established during the fourth quarter of 2005 related to the sale of Millhopper Village Apartments were reversed due to actual costs being less than anticipated. These accrual reversals are included as an increase in gain from sale of discontinued operations for the year ended December 31, 2006.

On August 1, 2005, the Partnership sold Foxfire Apartments to a third party for a gross sale price of approximately $9,725,000.  The net proceeds realized by the Partnership were approximately $7,882,000 after payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $6,132,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $5,112,000 as a result of the sale, which is included in gain from sale of discontinued operations for the year ended December 31, 2005.  In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,747,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the year ended December 31, 2005. Also included in loss from discontinued operations for the year ended December 31, 2005 are results of the property’s operations, loss of approximately $264,000, including revenues of approximately $1,038,000.

On June 29, 2005, the Partnership sold The Lexington Green Apartments to a third party for a gross sale price of approximately $19,200,000.  The net proceeds realized by the Partnership were approximately $17,061,000 after payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $6,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $13,822,000 as a result of the sale, which is included in gain from sale of discontinued operations for the year ended December 31, 2005.  In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,863,000 as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the year ended December 31, 2005.  Also included in loss from discontinued operations for the year ended December 31, 2005 are results of the property’s operations, income of approximately $161,000, including revenues of approximately $1,296,000.

Note G - Casualty Event

The Partnership incurred clean up costs of approximately $9,000 at The Lexington Green Apartments for Hurricanes Frances and Jeanne, which were not covered by insurance, for the year ended December 31, 2004. The Partnership incurred additional clean up costs of approximately $26,000, which were not covered by insurance, for the year ended December 31, 2005, which are reflected in loss from discontinued operations. The Partnership also recognized a casualty gain of approximately $16,000 due to a change in the estimated building damages at The Lexington Green Apartments, which is reflected in loss from discontinued operations for the year ended December 31, 2005.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Corporate General Partner have implemented policies, procedures, third-party audits and training and the Corporate General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.   To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and
		Chief Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief
		Development Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Corporate General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Corporate General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Corporate General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Corporate General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Corporate General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Corporate General Partner.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2006.

Entity	Number of Units	Percentage

Cooper River Properties, LLC
(an affiliate of AIMCO)	2,722	5.18%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	20,144	38.34%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	16,559	31.52%

Cooper River Properties, LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO.  Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Corporate General Partner owns any Units.  The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership.  AIMCO Properties, L.P., the other general partner acquired 1,031 Units during the current fiscal year.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $207,000 and $617,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses and loss from discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $151,000 and $590,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses, investment properties and gain from sale of discontinued operations on the consolidated financial statements included in “Item 7. Financial Statements”.  The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Corporate General Partner of approximately $22,000 and $281,000, respectively.

In accordance with the Partnership Agreement, during the year ended December 31, 2005, the Corporate General Partner advanced approximately $199,000 to the Partnership to fund the redevelopment project at Lake Johnson Mews Apartments and approximately $124,000 to fund real estate taxes and capital expenditures at Lake Johnson Mews Apartments and Foxfire Apartments. Interest was accrued at 10% on the redevelopment advances and the prime rate plus 2% for all other advances.  Interest expense was approximately $139,000 for the year ended December 31, 2005.  During the year ended December 31, 2005, the Partnership made payments on advances of approximately $3,226,000 and related interest of approximately $160,000 to the Corporate General Partner with proceeds from the sale of The Lexington Green Apartments.  At December 31, 2006, there were no outstanding advances or associated accrued interest due to an affiliate of the Corporate General Partner.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $122,000 and $211,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,425 Units in the Partnership representing 75.04% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 75.04% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $57,000 and $67,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $35,000 and $42,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES V LIMITED PARTNERSHIP

By: Shelter Realty V Corporation
Corporate General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 23, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2007
Stephen B. Waters

SHELTER PROPERTIES V LIMITED PARTNERSHIP
EXHIBIT INDEX

Exhibit Number

Description of Exhibit

3

See Exhibit 4(a).

3.1

Second Amended and Restated Bylaws of IPT, dated October 2, 1998 (incorporated by reference to Current Report on Form 8-K, dated October 1, 1998).

4

(a)

Amended and Restated Certificate and Agreement of Limited Partnership (included as Exhibit A to the Prospectus of Registrant dated May 27, 1983 contained in Amendment No. 1 to Registration Statement No. 2-81308, of Registrant filed June 8, 1982 (the "Prospectus") and incorporated herein by reference).

(b)

Subscription Agreement and Signature Page (included as Exhibits 4(A) and 4 (B) to the Registration Statement, incorporated herein by reference).

10(i)

Contracts related to acquisition of properties.

(d)

Purchase Agreement dated May 6, 1983 between Europco Management Company of America and U.S. Shelter Corporation to acquire Lake Johnson Mews (Incorporated herein by reference to Amendment No. 1 of Registration Statement No. 2-81308 of Registrant filed May 24, 1983).

(h)

Purchase Agreement dated December 14, 1983 between Virginia Real Estate Investors and U.S. Shelter Corporation to acquire Tar River Estates.  (Filed in the Registrant’s Current Report on Form 8-K dated December 8, 1983 and incorporated herein by reference).

  (ii)

Contracts related to the disposition of properties.

(a)

Purchase and Sale Contract between New Shelter V Limited Partnership, a Delaware limited partnership, as Seller, and Forest Acquisition Fund, LLC, a Massachusetts limited liability company, as Purchaser, effective May 2, 2005 filed in the Registrant’s Current Report on Form 8-K dated May 2, 2005 and incorporated herein by reference.

(b)

Purchase and Sale Contract between Foxfire Apartments V Limited Partnership, a South Carolina limited partnership, as Seller, and The Bethany Group, LLC, a California limited liability company, as Purchaser, effective May 12, 2005, filed in the Registrant’s Current Report on Form 8-K dated August 1, 2005 and incorporated herein by reference.

(c)

First Amendment to Purchase and Sale Contract between Foxfire Apartments V Limited Partnership, a South Carolina Limited Partnership, as Seller, and The Bethany Group, LLC, a California limited liability company, as Purchaser, effective July 1, 2005, filed in the Registrant’s Current Report on Form 8-K dated August 1, 2005 and incorporated herein by reference.

(d)

Purchase and Sale Contract between Shelter Properties V Limited Partnership, a South Carolina limited partnership, and Magnum Realty, LLC, a Florida limited liability company, dated July 15, 2005, filed in the Registrant’s Current Report on Form 8-K dated July 15, 2005 and incorporated herein by reference.

(e)

Amendment of Purchase and Sale Contract between Shelter Properties V Limited Partnership, a South Carolina limited partnership and Magnum Realty, LLC, a Florida limited liability company, dated October 10, 2005, filed in the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 and incorporated herein by reference.

(f)

Assignment of Purchase and Sale Contract by and between Magnum Realty, LLC, a Florida limited liability company and Hawthorne Reserve, LLC, a Florida limited liability company, dated November 15, 2005, filed in the Registrant’s Current Report on Form 8-K dated November 30, 2005 and incorporated herein by reference.

(g)

Purchase and Sale Contract between Shelter Properties V Limited Partnership, a South Carolina limited partnership, and Cheetah Investment Company, LLC, a Virginia limited liability company, dated November 3, 2005, filed in the Registrant’s Current Report on Form 8-K dated November 3, 2005 and incorporated herein by reference.

(h) Purchase and Sale Contract between Shelter Properties V Limited Partnership, a South Carolina limited partnership, and the affiliated Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated November 2, 2005, filed in the Registrant’s Current Report on Form 8-K dated November 2, 2005 and incorporated herein by reference.

(i)

Second Amendment to Purchase and Sale Contract between Shelter Properties V Limited Partnership, a South Carolina limited partnership, and the affiliated Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated February 9, 2006, filed in the Registrant’s Current Report on Form 8-K dated February 9, 2006 and incorporated herein by reference.

  (iii)

Contracts related to refinancing of debt:

(o)

Multifamily Note dated June 28, 2001, by and between Shelter Properties V Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Corporation, relating to Lake Johnson Mews Apartments. (Filed in Form 10-QSB for the quarterly period ended June 30, 2001 of Registrant filed on August 13, 2001 and incorporated herein by reference).

(r)

Multifamily Note dated December 28, 2001, by and between New Shelter V Limited Partnership, a South Carolina limited partnership, and Lend Lease Mortgage Capital, LP, a Texas limited partnership. (Filed in the Registrant’s Current Report on Form 8-K filed on January 14, 2002 and incorporated herein by reference).

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

Date:  March 23, 2007

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

Date:  March 23, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty V Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Shelter Properties V Limited Partnership (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 23, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 23, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.