Form 10QSB
period 2007-03-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2007-05-14
CIK 712753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 546
Receivables and deposits		191
Restricted escrow		52
Other assets		393
Investment properties:
Land	$ 624
Buildings and related personal property	29,512
	30,136
Less accumulated depreciation	(18,595)	11,541
		$ 12,723

Liabilities and Partners' Capital
Liabilities
Accounts payable		$ 116
Tenant security deposit liabilities		73
Accrued property taxes		52
Other liabilities		198
Mortgage notes payable		10,498

Partners' Capital
General partners	$ 125
Limited partners (52,538 units
issued and outstanding)	1,661	1,786
		$ 12,723

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 830	$ 765
Other income	40	75
Total revenues	870	840

Expenses:
Operating	407	451
General and administrative	59	99
Depreciation	373	372
Interest	198	194
Property taxes	52	55
Total expenses	1,089	1,171

Loss from continuing operations	(219)	(331)
Loss from discontinued operations (Notes A and C)	--	(4,279)
Gain from sale of discontinued operations (Note C)	--	34,663

Net (loss) income	$ (219)	$ 30,053

Net (loss) income allocated to general partners (1%)	$ (2)	$ 301
Net (loss) income allocated to limited partners (99%)	(217)	29,752

	$ (219)	$ 30,053
Per limited partnership unit:
Loss from continuing operations	$ (4.13)	$ (6.25)
Loss from discontinued operations	--	(80.63)
Gain from sale of discontinued operations	--	653.17

Net (loss) income	$ (4.13)	$ 566.29

Distributions per limited partnership unit	$ --	$ 361.91

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	52,538	$ 2	$52,538	$52,540

Partners' capital at
December 31, 2006	52,538	$ 127	$ 1,878	$ 2,005

Net loss for the three months
ended March 31, 2007	--	(2)	(217)	(219)

Partners' capital at
March 31, 2007	52,538	$ 125	$ 1,661	$ 1,786

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (219)	$30,053
Adjustments to reconcile net (loss) income
to net cash provided by (used in) operating activities:
Gain from sale of discontinued operations	--	(34,663)
Depreciation	373	478
Amortization of loan costs	4	7
Loss on early extinguishment of debt	--	4,055
Change in accounts:
Receivables and deposits	(107)	299
Other assets	(37)	92
Accounts payable	37	112
Tenant security deposit liabilities	3	(84)
Accrued property taxes	52	(141)
Other liabilities	(41)	(363)
Net cash provided by (used in) operating activities	65	(155)

Cash flows from investing activities:
Property improvements and replacements	(78)	(169)
Net proceeds from sale of discontinued operations	--	40,181
Net cash (used in) provided by investing activities	(78)	40,012

Cash flows from financing activities:
Payments on mortgage notes payable	(100)	(183)
Repayment of mortgage notes payable	--	(15,628)
Distributions to partners	--	(19,014)
Net cash used in financing activities	(100)	(34,825)

Net (decrease) increase in cash and cash equivalents	(113)	5,032
Cash and cash equivalents at beginning of period	659	858
Cash and cash equivalents at end of period	$ 546	$ 5,890

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 194	$ 438
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 32	$ 59

At December 31, 2006 and 2005, approximately $46,000 and $71,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the three months ended March 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner").  In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner of the partnership, AIMCO Properties, L.P., is also an affiliate of AIMCO.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2006 reflects the operations of Old Salem Apartments and Woodland Village Apartments as loss from discontinued operations.  The Partnership sold Old Salem Apartments to a third party in January 2006 and the Partnership sold Woodland Village Apartments to a third party in March 2006 (see Note C).

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by (used in) operating activities" in the accompanying consolidated statements of cash flows to "Net cash from operations", as defined in the Partnership Agreement.  However, "Net cash from operations" should not be considered an alternative to net (loss) income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

	Three Months Ended
	March 31,
	(in thousands)
	2007	2006

Net cash provided by (used in) operating activities	$ 65	$ (155)
Payments on mortgage notes payable	(100)	(183)
Property improvements and replacements	(78)	(169)
Changes in reserves for net operating
liabilities	93	85

Net cash used in operations	$ (20)	$ (422)

Note C – Disposition of Investment Properties

On March 31, 2006, the Partnership sold Woodland Village Apartments to a third party for a gross sale price of approximately $13,010,000. The net proceeds realized by the Partnership were approximately $11,283,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $7,083,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $8,725,000, of which approximately $8,679,000 was recognized during the three months ended March 31, 2006, and is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,605,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the three months ended March 31, 2006 are results of the property’s operations, loss of approximately $65,000, including revenues of approximately $541,000.

On January 12, 2006, the Partnership sold Old Salem Apartments to a third party for a gross sale price of approximately $31,600,000.  The net proceeds realized by the Partnership were approximately $28,898,000 after payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $8,545,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $25,895,000 as a result of the sale, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,450,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the three months ended March 31, 2006 are results of the property’s operations, loss of approximately $159,000, including revenues of approximately $34,000.

During the three months ended March 31, 2006, certain accruals of approximately $89,000 established during the fourth quarter of 2005 related to the sale of Millhopper Village Apartments, which was sold to a third party on November 30, 2005, were reversed due to actual costs being less than anticipated. These accrual reversals are included as an increase in gain from sale of discontinued operations for the three months ended March 31, 2006.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $44,000 and $87,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $30,000 and $68,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in general and administrative expenses, investment properties and gain from sale of discontinued operations. The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $2,000 and $10,000, respectively.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $88,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $122,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note E – Redevelopment of Property

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes.  The following table sets forth the average occupancy of the properties for the three months ended March 31, 2007 and 2006:

	Average
	Occupancy
Property	2007	2006

Lake Johnson Mews Apartments
Raleigh, North Carolina (1)	96%	83%

Tar River Estates Apartments
Greenville, North Carolina (2)	91%	94%

(1)

The Corporate General Partner attributes the increase in occupancy at Lake Johnson Mews Apartments to increased curb appeal as a result of the completion of the redevelopment project in January 2006 (as discussed below).

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2007 was approximately $219,000 as compared to net income of approximately $30,053,000 for the three months ended March 31, 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the three months ended March 31, 2006 reflects the operations of Old Salem Apartments and Woodland Village Apartments as loss from discontinued operations.

On March 31, 2006, the Partnership sold Woodland Village Apartments to a third party for a gross sale price of approximately $13,010,000. The net proceeds realized by the Partnership were approximately $11,283,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $7,083,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $8,725,000, of which approximately $8,679,000 was recognized during the three months ended March 31, 2006, and is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,605,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the three months ended March 31, 2006 are results of the property’s operations, loss of approximately $65,000, including revenues of approximately $541,000.

On January 12, 2006, the Partnership sold Old Salem Apartments to a third party for a gross sale price of approximately $31,600,000.  The net proceeds realized by the Partnership were approximately $28,898,000 after payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $8,545,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $25,895,000 as a result of the sale, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,450,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. Also included in loss from discontinued operations for the three months ended March 31, 2006 are results of the property’s operations, loss of approximately $159,000, including revenues of approximately $34,000.

During the three months ended March 31, 2006, certain accruals of approximately $89,000 established during the fourth quarter of 2005 related to the sale of Millhopper Village Apartments, which was sold to a third party on November 30, 2005, were reversed due to actual costs being less than anticipated. These accrual reversals are included as an increase in gain from sale of discontinued operations for the three months ended March 31, 2006.

The Partnership’s loss from continuing operations for the three months ended March 31, 2007 was approximately $219,000, compared to loss from continuing operations of approximately $331,000 for the three months ended March 31, 2006. The decrease in loss from continuing operations is due to a decrease in total expenses and an increase in total revenues.  The decrease in total expenses is due to decreases in operating and general and administrative expenses. Depreciation, interest and property tax expenses remained relatively constant for the comparable periods. The decrease in operating expenses is due to decreases in utilities at Lake Johnson Mews Apartments and salaries and related benefits at both of the Partnership’s investment properties, partially offset by an increase in insurance expense as a result of increased premiums at both of the Partnership’s investment properties. The decrease in general and administrative expenses is primarily due to decreases in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

The increase in total revenues is due to an increase in rental income, partially offset by a decrease in other income. The increase in rental income is primarily due to increases in the average rental rate at both of the Partnership’s investment properties and an increase in occupancy at Lake Johnson Mews Apartments, partially offset by a decrease in occupancy at Tar River Estates Apartments. The decrease in other income is primarily due to decreases in interest income as a result of lower average cash balances, vending income at Lake Johnson Mews Apartments and internet access fees at Tar River Estates Apartments.

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

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $546,000, compared to approximately $5,890,000 at March 31, 2006.  The decrease in cash and cash equivalents of approximately $113,000, from December 31, 2006, is due to approximately $100,000 and $78,000 of cash used in financing and investing activities, respectively, partially offset by approximately $65,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership’s investment properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lake Johnson Mews Apartments:  During the three months ended March 31, 2007, the Partnership completed approximately $33,000 of capital improvements at Lake Johnson Mews Apartments consisting primarily of furniture and water heater upgrades and floor covering replacement. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tar River Estates Apartments:  During the three months ended March 31, 2007, the Partnership completed approximately $31,000 of capital improvements at Tar River Estates Apartments, consisting primarily of HVAC upgrades, interior building improvements and floor covering replacement. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $10,498,000 is amortized over varying periods with maturity dates ranging from July 1, 2021 to January 1, 2022, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2007 and 2006 (in thousands, except per unit data):

	Three Months Ended	Per Limited	Three Months Ended	Per Limited
	March 31,	Partnership	March 31,	Partnership
	2007	Unit	2006	Unit

Sale (1)	$ --	$ --	$19,014	$361.91

(1)

Proceeds from the January 2006 sale of Old Salem Apartments and the August 2005 sale of Foxfire Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, refinancings and/or property sales.  The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,425 limited partnership units (the "Units") in the Partnership representing 75.04% of the outstanding Units at March 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on April 2, 2007, AIMCO Properties, L.P., commenced a tender offer to acquire 13,113 Units for a purchase price of $42.29 per Unit. Such offer expires on May 30, 2007. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.04% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES V LIMITED PARTNERSHIP

By: Shelter Realty V Corporation
Corporate General Partner

Date: May 14, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2007	By: /s/Stephen B. Waters
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

  (iii)

Contracts related to refinancing of debt:

(o)

Multifamily Note dated June 28, 2001, by and between Shelter Properties V Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Corporation, relating to Lake Johnson Mews Apartments. (Filed in Form 10-QSB for the quarterly period ended June 30, 2001 of the Registrant filed on August 13, 2001 and incorporated herein by reference).

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

Date:  May 14, 2007

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

Date:  May 14, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty V Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties V Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 14, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 14, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.