Form 10QSB
period 2007-06-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2007-08-14
CIK 712753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 550
Receivables and deposits		184
Restricted escrow		52
Other assets		398
Investment properties:
Land	$ 624
Buildings and related personal property	29,572
	30,196
Less accumulated depreciation	(18,958)	11,238
		$ 12,422

Liabilities and Partners' Capital
Liabilities
Accounts payable		$ 70
Tenant security deposit liabilities		74
Accrued property taxes		104
Other liabilities		198
Mortgage notes payable		10,396

Partners' Capital
General partners	$ 123
Limited partners (52,538 units
issued and outstanding)	1,457	1,580
		$ 12,422

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 835	$ 750	$ 1,665	$ 1,515
Other income	58	74	98	149
Total revenues	893	824	1,763	1,664

Expenses:
Operating	427	475	834	926
General and administrative	61	80	120	179
Depreciation	363	437	736	809
Interest	196	204	394	398
Property taxes	52	55	104	110
Total expenses	1,099	1,251	2,188	2,422

Loss from continuing operations	(206)	(427)	(425)	(758)
Loss from discontinued
operations (Note A)	--	--	--	(4,279)
Gain from sale of discontinued
operations (Notes A and B)	--	46	--	34,709
Net (loss) income	$ (206)	$ (381)	$ (425)	$29,672

Net (loss) income allocated to
general partners (1%)	$ (2)	$ (4)	$ (4)	$ 297
Net (loss) income allocated to
limited partners (99%)	(204)	(377)	(421)	29,375

	$ (206)	$ (381)	$ (425)	$29,672
Per limited partnership unit:
Loss from continuing operations	$ (3.88)	$ (8.06)	$ (8.01)	$(14.29)
Loss from discontinued
operations	--	--	--	(80.63)
Gain from sale of discontinued
operations	--	0.88	--	654.04
Net (loss) income	$ (3.88)	$ (7.18)	$ (8.01)	$559.12
Distributions per limited
partnership unit	$ --	$ 83.01	$ --	$444.92

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNER’S CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	52,538	$ 2	$ 52,538	$ 52,540

Partners' capital at
December 31, 2006	52,538	$ 127	$ 1,878	$ 2,005

Net loss for the six months
ended June 30, 2007	--	(4)	(421)	(425)

Partners' capital at
June 30, 2007	52,538	$ 123	$ 1,457	$ 1,580

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (425)	$29,672
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Gain from sale of discontinued operations	--	(34,709)
Depreciation	736	915
Amortization of loan costs	9	12
Loss on early extinguishment of debt	--	4,055
Change in accounts:
Receivables and deposits	(100)	399
Other assets	(47)	126
Accounts payable	13	27
Tenant security deposit liabilities	4	(82)
Accrued property taxes	104	(86)
Other liabilities	(41)	(425)
Net cash provided by (used in) operating
activities	253	(96)
Cash flows from investing activities:
Property improvements and replacements	(160)	(303)
Net proceeds from sale of discontinued operations	--	40,181
Net cash (used in) provided by investing activities	(160)	39,878
Cash flows from financing activities:
Payments on mortgage notes payable	(202)	(278)
Repayment of mortgage notes payable	--	(15,628)
Distributions to partners	--	(23,375)
Net cash used in financing activities	(202)	(39,281)

Net (decrease) increase in cash and cash equivalents	(109)	501

Cash and cash equivalents at beginning of period	659	858
Cash and cash equivalents at end of period	$ 550	$ 1,359

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 386	$ 638
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 10	$ 20

At December 31, 2006 and 2005, approximately $46,000 and $71,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner").  In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the six months ended June 30, 2006 reflects the operations of Old Salem Apartments and Woodland Village Apartments as loss from discontinued operations.  The Partnership sold Old Salem Apartments to a third party in January 2006 and the Partnership sold Woodland Village Apartments to a third party in March 2006 (see Note B).

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Disposition of Investment Properties

On March 31, 2006, the Partnership sold Woodland Village Apartments to a third party for a gross sale price of approximately $13,010,000. The net proceeds realized by the Partnership were approximately $11,283,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $7,083,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $8,725,000 as a result of the sale, which is included in gain from sale of discontinued operations for the six months ended June 30, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,605,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the six months ended June 30, 2006. Also included in loss from discontinued operations for the six months ended June 30, 2006 are results of the property’s operations, loss of approximately $65,000, including revenues of approximately $541,000.

On January 12, 2006, the Partnership sold Old Salem Apartments to a third party for a gross sale price of approximately $31,600,000.  The net proceeds realized by the Partnership were approximately $28,898,000 after payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $8,545,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $25,895,000 as a result of the sale, which is included in gain from sale of discontinued operations for the six months ended June 30, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,450,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the six months ended June 30, 2006. Also included in loss from discontinued operations for the six months ended June 30, 2006 are results of the property’s operations, loss of approximately $159,000, including revenues of approximately $34,000.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $86,000 and $136,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $61,000 and $107,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses, investment properties and gain from sale of discontinued operations. The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $4,000 and $13,000, respectively.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $107,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $122,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note D – Redevelopment of Property

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment properties consist of two apartment complexes.  The following table sets forth the average occupancy of the properties for the six months ended June 30, 2007 and 2006:

	Average
	Occupancy
Property	2007	2006

Lake Johnson Mews Apartments
Raleigh, North Carolina (1)	97%	83%

Tar River Estates Apartments
Greenville, North Carolina (2)	90%	94%

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2007 was approximately $206,000 and $425,000, respectively, as compared to net loss of approximately $381,000 for the three months ended June 30, 2006 and net income of approximately $29,672,000 for the six months ended June 30, 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the six months ended June 30, 2007 reflects the operations of Old Salem Apartments and Woodland Village Apartments as loss from discontinued operations.

On March 31, 2006, the Partnership sold Woodland Village Apartments to a third party for a gross sale price of approximately $13,010,000. The net proceeds realized by the Partnership were approximately $11,283,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $7,083,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $8,725,000 as a result of the sale, which is included in gain from sale of discontinued operations for the six months ended June 30, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,605,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the six months ended June 30, 2006. Also included in loss from discontinued operations for the six months ended June 30, 2006 are results of the property’s operations, loss of approximately $65,000, including revenues of approximately $541,000.

On January 12, 2006, the Partnership sold Old Salem Apartments to a third party for a gross sale price of approximately $31,600,000.  The net proceeds realized by the Partnership were approximately $28,898,000 after payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $8,545,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $25,895,000 as a result of the sale, which is included in gain from sale of discontinued operations for the six months ended June 30, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,450,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the six months ended June 30, 2006. Also included in loss from discontinued operations for the six months ended June 30, 2006 are results of the property’s operations, loss of approximately $159,000, including revenues of approximately $34,000.

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

The Partnership’s loss from continuing operations for the three and six months ended June 30, 2007 was approximately $206,000 and $425,000, respectively, compared to loss from continuing operations of approximately $427,000 and $758,000 for the three and six months ended June 30, 2006, respectively. The decrease in loss from continuing operations for both the three and six months ended June 30, 2007 is due to a decrease in total expenses and an increase in total revenues.  The decrease in total expenses for both periods is due to decreases in operating, general and administrative and depreciation expenses. Both interest and property tax expense remained relatively constant for the comparable periods. The decrease in operating expenses for both periods is primarily due to decreases in salaries and related benefits at Tar River Estates Apartments and utilities at both of the Partnership’s investment properties, partially offset by an increase in insurance expense as a result of increased premiums at both of the Partnership’s investment properties. Depreciation expense decreased for both periods due to assets placed into service in previous years at Tar River Estates Apartments becoming fully depreciated during the first quarter of 2007. The decrease in general and administrative expenses for both periods is primarily due to decreases in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

The increase in total revenues for both the three and six months ended June 30, 2007 is due to an increase in rental income, partially offset by a decrease in other income. The increase in rental income for both periods is due to increases in the average rental rate at both of the Partnership’s investment properties and an increase in occupancy at Lake Johnson Mews Apartments, partially offset by a decrease in occupancy at Tar River Estates Apartments. The decrease in other income for both periods is primarily due to a decrease in interest income as a result of lower average cash balances.

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

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $550,000, compared to approximately $1,359,000 at June 30, 2006.  The decrease in cash and cash equivalents of approximately $109,000, from December 31, 2006, is due to approximately $202,000 and $160,000 of cash used in financing and investing activities, respectively, partially offset by approximately $253,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership’s investment properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lake Johnson Mews Apartments:  During the six months ended June 30, 2007, the Partnership completed approximately $52,000 of capital improvements at Lake Johnson Mews Apartments consisting primarily of furniture and water heater upgrades and floor covering replacement. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tar River Estates Apartments:  During the six months ended June 30, 2007, the Partnership completed approximately $72,000 of capital improvements at Tar River Estates Apartments consisting primarily of kitchen and bathroom upgrades, interior building improvements and floor covering replacement. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $10,396,000 is amortized over varying periods with maturity dates ranging from July 1, 2021 to January 1, 2022, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2007 and 2006 (in thousands, except per unit data):

	Six Months Ended	Per Limited	Six Months Ended	Per Limited
	June 30,	Partnership	June 30,	Partnership
	2007	Unit	2006	Unit

Sale (1)	$ --	$ --	$23,375	$444.92

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

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net (loss) income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by (used in) operating activities as disclosed in the consolidated statements of cash flows included in “Item 1. Financial Statements” to Net Cash from Operations as defined in the Partnership Agreement.

	Six Months Ended
	June 30,
	(in thousands)
	2007	2006

Net cash provided by (used in) operating activities	$ 253	$ (96)
Payments on mortgage notes payable	(202)	(278)
Property improvements and replacements	(160)	(303)
Changes in reserves for net operating
liabilities	67	41

Net cash used in operations	$ (42)	$ (636)

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,722 limited partnership units (the "Units") in the Partnership representing 75.61% of the outstanding Units at June 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.61% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

SHELTER PROPERTIES V LIMITED PARTNERSHIP

By: Shelter Realty V Corporation
Corporate General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty V Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties V Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.