Form 10QSB
period 2007-09-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2007-11-13
CIK 712753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 475
Receivables and deposits		173
Other assets		396
Investment properties:
Land	$ 624
Buildings and related personal property	29,684
	30,308
Less accumulated depreciation	(19,324)	10,984
		$ 12,028

Liabilities and Partners' Capital
Liabilities
Accounts payable		$ 138
Tenant security deposit liabilities		65
Accrued property taxes		78
Other liabilities		217
Mortgage notes payable		10,292

Partners' Capital
General partners	$ 119
Limited partners (52,538 units
issued and outstanding)	1,119	1,238
		$ 12,028

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 762	$ 769	$ 2,427	$ 2,284
Other income	58	70	156	219
Total revenues	820	839	2,583	2,503

Expenses:
Operating	507	446	1,341	1,372
General and administrative	44	44	164	223
Depreciation	366	430	1,102	1,239
Interest	194	202	588	600
Property taxes	51	42	155	152
Total expenses	1,162	1,164	3,350	3,586

Loss from continuing operations	(342)	(325)	(767)	(1,083)
Loss from discontinued
operations (Note A)	--	--	--	(4,279)
Gain from sale of discontinued
operations (Notes A and B)	--	--	--	34,709
Net (loss) income	$ (342)	$ (325)	$ (767)	$29,347

Net (loss) income allocated to
general partners (1%)	$ (3)	$ (3)	$ (8)	$ 293
Net (loss) income allocated to
limited partners (99%)	(339)	(322)	(759)	29,054

	$ (342)	$ (325)	$ (767)	$29,347
Per limited partnership unit:
Loss from continuing operations	$ (6.45)	$ (6.13)	$(14.45)	$(20.40)
Loss from discontinued
operations	--	--	--	(80.63)
Gain from sale of discontinued
operations	--	--	--	654.04
Net (loss) income	$ (6.45)	$ (6.13)	$(14.45)	$553.01
Distributions per limited
partnership unit	$ --	$ 8.85	$ --	$453.77

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	52,538	$ 2	$ 52,538	$ 52,540

Partners' capital at
December 31, 2006	52,538	$ 127	$ 1,878	$ 2,005

Net loss for the nine months
ended September 30, 2007	--	(8)	(759)	(767)

Partners' capital at
September 30, 2007	52,538	$ 119	$ 1,119	$ 1,238

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (767)	$ 29,347
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Gain from sale of discontinued operations	--	(34,709)
Depreciation	1,102	1,345
Amortization of loan costs	13	17
Loss on early extinguishment of debt	--	4,055
Change in accounts:
Receivables and deposits	(89)	408
Other assets	(49)	71
Accounts payable	62	14
Tenant security deposit liabilities	(5)	(78)
Accrued property taxes	78	(196)
Other liabilities	(22)	(411)
Net cash provided by (used in) operating activities	323	(137)
Cash flows from investing activities:
Property improvements and replacements	(253)	(419)
Net proceeds from sale of discontinued operations	--	40,181
Net withdrawals from restricted escrow	52	--
Net cash (used in) provided by investing activities	(201)	39,762
Cash flows from financing activities:
Payments on mortgage notes payable	(306)	(374)
Repayment of mortgage notes payable	--	(15,628)
Distributions to partners	--	(23,840)
Net cash used in financing activities	(306)	(39,842)

Net decrease in cash and cash equivalents	(184)	(217)

Cash and cash equivalents at beginning of period	659	858

Cash and cash equivalents at end of period	$ 475	$ 641

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 576	$ 835
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 29	$ 23

At December 31, 2006 and 2005, approximately $46,000 and $71,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months ended September 30, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner").  In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the nine months ended September 30, 2006 reflects the operations of Old Salem Apartments and Woodland Village Apartments as loss from discontinued operations.  The Partnership sold Old Salem Apartments to a third party in January 2006 and the Partnership sold Woodland Village Apartments to a third party in March 2006 (see Note B).

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee. SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Disposition of Investment Properties

On March 31, 2006, the Partnership sold Woodland Village Apartments to a third party for a gross sale price of approximately $13,010,000. The net proceeds realized by the Partnership were approximately $11,283,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $7,083,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $8,725,000 as a result of the sale, which is included in gain from sale of discontinued operations for the nine months ended September 30, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,605,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the nine months ended September 30, 2006. Also included in loss from discontinued operations for the nine months ended September 30, 2006 are results of the property’s operations, loss of approximately $65,000, including revenues of approximately $541,000.

On January 12, 2006, the Partnership sold Old Salem Apartments to a third party for a gross sale price of approximately $31,600,000.  The net proceeds realized by the Partnership were approximately $28,898,000 after payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $8,545,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $25,895,000 as a result of the sale, which is included in gain from sale of discontinued operations for the nine months ended September 30, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,450,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the nine months ended September 30, 2006. Also included in loss from discontinued operations for the nine months ended September 30, 2006 are results of the property’s operations, loss of approximately $159,000, including revenues of approximately $34,000.

During the nine months ended September 30, 2006, certain accruals of approximately $89,000 established during the fourth quarter of 2005 related to the sale of Millhopper Village Apartments were reversed due to actual costs being less than anticipated. These accrual reversals are included as increases in gain from sale of discontinued operations for the nine months ended September 30, 2006.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $126,000 and $164,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $88,000 and $128,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses, investment properties and gain from sale of discontinued operations. The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $9,000 and $20,000, respectively.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $110,000 for insurance coverage and fees associated with policy claims administration.  The Partnership was charged by AIMCO and its affiliates approximately $122,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

The Partnership's investment properties consist of two apartment complexes.  The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2007 and 2006:

	Average
	Occupancy
Property	2007	2006

Lake Johnson Mews Apartments
Raleigh, North Carolina (1)	96%	87%

Tar River Estates Apartments
Greenville, North Carolina (2)	84%	91%

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2007 was approximately $342,000 and $767,000, respectively, as compared to net loss of approximately $325,000 for the three months ended September 30, 2006 and net income of approximately $29,347,000 for the nine months ended September 30, 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the nine months ended September 30, 2006 reflects the operations of Old Salem Apartments and Woodland Village Apartments as loss from discontinued operations.

On March 31, 2006, the Partnership sold Woodland Village Apartments to a third party for a gross sale price of approximately $13,010,000. The net proceeds realized by the Partnership were approximately $11,283,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $7,083,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $8,725,000 as a result of the sale, which is included in gain from sale of discontinued operations for the nine months ended September 30, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,605,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the nine months ended September 30, 2006. Also included in loss from discontinued operations for the nine months ended September 30, 2006 are results of the property’s operations, loss of approximately $65,000, including revenues of approximately $541,000.

On January 12, 2006, the Partnership sold Old Salem Apartments to a third party for a gross sale price of approximately $31,600,000.  The net proceeds realized by the Partnership were approximately $28,898,000 after payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $8,545,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $25,895,000 as a result of the sale, which is included in gain from sale of discontinued operations for the nine months ended September 30, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,450,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the nine months ended September 30, 2006. Also included in loss from discontinued operations for the nine months ended September 30, 2006 are results of the property’s operations, loss of approximately $159,000, including revenues of approximately $34,000.

During the nine months ended September 30, 2006, certain accruals of approximately $89,000 established during the fourth quarter of 2005 related to the sale of Millhopper Village Apartments were reversed due to actual costs being less than anticipated. These accrual reversals are included as increases in gain from sale of discontinued operations for the nine months ended September 30, 2006.

The Partnership’s loss from continuing operations for the three and nine months ended September 30, 2007 was approximately $342,000 and $767,000, respectively, compared to loss from continuing operations of approximately $325,000 and $1,083,000 for the three and nine months ended September 30, 2006, respectively. The increase in loss from continuing operations for the three months ended September 30, 2007 is due to a decrease in total revenues. Total expenses remained relatively constant for the three months ended September 30, 2007 as decreases in depreciation and interest expenses were substantially offset by increases in operating and property tax expenses. General and administrative expenses remained relatively constant for the three months ended September 30, 2007. The decrease in loss from continuing operations for the nine months ended September 30, 2007 is due to a decrease in total expenses and an increase in total revenues. The decrease in total expenses for the nine months ended September 30, 2007 is due to decreases in operating, general and administrative, depreciation and interest expenses. Property tax expense remained relatively constant for the nine months ended September 30, 2007. The increase in operating expenses for the three months ended September 30, 2007 is primarily due to increases in payroll related expenses and contract services at Tar River Estates Apartments. The decrease in operating expenses for the nine months ended September 30, 2007 is primarily due to decreases in salaries and related benefits at both of the Partnership’s investment properties and utilities at Lake Johnson Mews Apartments, partially offset by an increase in insurance expense as a result of increased premiums at both of the Partnership’s investment properties. Depreciation expense decreased for both periods due to assets placed into service in previous years at Tar River Estates Apartments becoming fully depreciated during the first quarter of 2007. The decrease in interest expense for both periods is due to scheduled principal payments made on the mortgages encumbering both properties, which reduced the carrying balance of the loans.  The increase in property tax expense for the three months ended September 30, 2007 is primarily due to the timing and receipt of the tax bills, which affected the property tax accrual at Tar River Estates Apartments.

The decrease in general and administrative expenses for the nine months ended September 30, 2007 is primarily due to decreases in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

The decrease in total revenues for the three months ended September 30, 2007 is due to a decrease in other income. Rental income remained relatively constant for the three months ended September 30, 2007. The increase in total revenues for the nine months ended September 30, 2007 is due to an increase in rental income, partially offset by a decrease in other income. The decrease in other income for both periods is primarily due to a decrease in interest income as a result of lower average cash balances. The increase in rental income for the nine months ended September 30, 2007 is due to increases in the average rental rate at both of the Partnership’s investment properties and an increase in occupancy at Lake Johnson Mews Apartments, partially offset by a decrease in occupancy at Tar River Estates Apartments.

During 2004, the Corporate General Partner began a major redevelopment project at Lake Johnson Mews Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and remain competitive in the local market, a significant redevelopment project was completed in January 2006 at a total cost of approximately $3,193,000.  The project was funded from advances from an affiliate of the Corporate General Partner and cash from operations.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the nine months ended September 30, 2007, approximately $10,000 of interest was capitalized.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $475,000, compared to approximately $641,000 at September 30, 2006.  The decrease in cash and cash equivalents of approximately $184,000, from December 31, 2006, is due to approximately $306,000 and $201,000 of cash used in financing and investing activities, respectively, partially offset by approximately $323,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership’s investment properties. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from a restricted escrow. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lake Johnson Mews Apartments:  During the nine months ended September 30, 2007, the Partnership completed approximately $71,000 of capital improvements at Lake Johnson Mews Apartments consisting primarily of furniture and water heater upgrades and floor covering replacement. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tar River Estates Apartments:  During the nine months ended September 30, 2007, the Partnership completed approximately $165,000 of capital improvements at Tar River Estates Apartments consisting primarily of appliance and floor covering replacements. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $10,292,000 is amortized over varying periods with maturity dates ranging from July 1, 2021 to January 1, 2022, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2007 and 2006 (in thousands, except per unit data):

	Nine months ended	Per Limited	Nine months ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2007	Unit	2006	Unit

Sale (1)	$ --	$ --	$23,610	$449.39
Financing (2)	--	--	230	4.38
	$ --	$ --	$23,840	$453.77

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

	Nine months ended
	September 30,
	2007	2006
	(in thousands)

Net cash provided by (used in) operating activities	$ 323	$ (137)
Payments on mortgage notes payable	(306)	(374)
Property improvements and replacements	(253)	(419)
Change in restricted escrows, net	52	--
Changes in reserves for net operating
liabilities	25	192

Net cash used in operations	$ (159)	$ (738)

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,727 limited partnership units (the "Units") in the Partnership representing 75.62% of the outstanding Units at September 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

SHELTER PROPERTIES V LIMITED PARTNERSHIP

By: Shelter Realty V Corporation
Corporate General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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