Form 10KSB
period 2007-12-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2008-03-27
CIK 712753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $3,371,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Registrant is engaged in the business of operating and holding real estate properties for investment.  In 1983 and 1984, during its acquisition phase, the Registrant acquired eight existing apartment properties.  The Registrant continues to own and operate two of these properties at December 31, 2007.  See "Item 2. Description of Properties".

Commencing May 27, 1983, the Registrant offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, up to 99,900 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000), or 2 Units ($2,000) for an Individual Retirement Account.

The offering terminated on December 8, 1983.  Upon termination of the offering, the Registrant had accepted subscriptions for 52,538 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $52,538,000.  Unsold Units (numbering 47,462) were deregistered pursuant to Post Effective Amendment No. 3 to the Registration Statement filed with the Securities and Exchange Commission on December 21, 1983.  The Registrant invested approximately $38,900,000 of such proceeds in eight existing apartment properties.  At December 31, 2007, the Partnership continues to own and operate two of its original properties. The Partnership sold two of its investment properties, Old Salem Apartments and Woodland Village Apartments during the year ended December 31, 2006. The Partnership sold three of its investment properties and one property was foreclosed upon prior to 2006. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Registrant has no employees.  Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner.  An affiliate of the Corporate General Partner has been providing such property management services.

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to pay distributions.

The Partnership’s ability to make distributions to its investors depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Moisture infiltration and resulting mold remediation may be costly.

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

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Lake Johnson Mews
Apartments	$13,151	$ 8,710	5-30 yrs	S/L	$ 3,306
Tar River Estates
Apartments	17,196	10,981	5-30 yrs	S/L	1,752
	$30,347	$19,691			$ 5,058

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate	Amortized	Date(2)	Maturity(2)
	(in thousands)				(in thousands)

Lake Johnson Mews
Apartments	$ 5,843	7.43%	(1)	07/01/21	$ --

Tar River Estates
Apartments	4,343	7.23%	(1)	01/01/22	--

Total	$10,186				$ --

(1)

The principal balance is being amortized over 240 months.

(2)

See “Note B – Mortgage Notes Payable” to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these fixed rate loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy:

Average annual rental rates and occupancy for the years ended December 31, 2007 and 2006 are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2007	2006	2007	2006
Lake Johnson Mews Apartments (1)	$8,965	$8,560	95%	89%
Tar River Estates Apartments (2)	8,345	7,928	81%	91%

(1)

The Corporate General Partner attributes the increase in occupancy at Lake Johnson Mews Apartments to increased resident retention efforts and increased curb appeal as a result of the completion of a redevelopment project at the property in January 2006.

 (2)

The Corporate General Partner attributes the decrease in occupancy at Tar River Estates Apartments to increased competition in the Greenville area.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive.  Both of the properties are subject to competition from other residential apartment complexes in the area.  The Corporate General Partner believes that both of the properties are adequately insured.  Each property is an apartment complex which leases units for lease terms of one year or less.  As of December 31, 2007, no residential tenant leases 10% or more of the available rental space.  Both of the properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2007 for each property were as follows:

	2007	2007
	Billings	Rates
	(in thousands)

Lake Johnson Mews Apartments*	$104	1.16%
Tar River Estates Apartments	101	1.46%

*This property has a fiscal year different than the real estate tax year.

Capital Improvements:

Lake Johnson Mews Apartments:  During the year ended December 31, 2007, the Partnership completed approximately $98,000 of capital improvements at Lake Johnson Mews Apartments consisting primarily of furniture and water heater upgrades and floor covering replacement. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tar River Estates Apartments:  During the year ended December 31, 2007, the Partnership completed approximately $177,000 of capital improvements at Tar River Estates Apartments consisting primarily of appliance and floor covering replacements. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto.  On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unitholders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2007.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 52,538 limited partnership units (the “Units”) aggregating $52,538,000, inclusive of 100 units which were purchased by the Corporate General Partner.  The Partnership had 1,412 holders of record owning an aggregate of 52,538 Units at December 31, 2007.  Affiliates of the Corporate General Partner owned 39,727 Units or 75.62% at December 31, 2007.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006  (in thousands, except per unit data):

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

(2)

Proceeds from the December 2001 financing obtained on Tar River Estates Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, refinancings and/or property sales.  The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners in 2008 or subsequent periods.  See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,727 Units in the Partnership representing 75.62% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 75.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2007 was approximately $1,025,000, compared to net income of approximately $29,040,000 for the year ended December 31, 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations included in “Item 7. Financial Statements” for the year ended December 31, 2006 reflects the operations of Old Salem Apartments and Woodland Village Apartments as loss from discontinued operations.

On March 31, 2006, the Partnership sold Woodland Village Apartments to a third party for a gross sale price of approximately $13,010,000. The net proceeds realized by the Partnership were approximately $11,283,000 after payment of closing costs and a prepayment penalty owed by the Partnership. The Partnership used approximately $7,083,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $8,725,000 as a result of the sale, which is included in gain from sale of discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements” for the year ended December 31, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,605,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the year ended December 31, 2006. Also included in loss from discontinued operations for the year ended December 31, 2006 are results of the property’s operations, loss of approximately $65,000, including revenues of approximately $541,000.

On January 12, 2006, the Partnership sold Old Salem Apartments to a third party for a gross sale price of approximately $31,600,000.  The net proceeds realized by the Partnership were approximately $28,898,000 after payment of closing costs and a prepayment penalty owed by the Partnership.  The Partnership used approximately $8,545,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $25,895,000 as a result of the sale, which is included in gain from sale of discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements” for the year ended December 31, 2006. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,450,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the year ended December 31, 2006. Also included in loss from discontinued operations for the year ended December 31, 2006 are results of the property’s operations, loss of approximately $159,000, including revenues of approximately $34,000.

During the year ended December 31, 2006, certain accruals of approximately $89,000 established during the fourth quarter of 2005 related to the sale of Millhopper Village Apartments were reversed due to actual costs being less than anticipated. These accrual reversals are included as increases in gain from sale of discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements” for the year ended December 31, 2006.

The Partnership’s loss from continuing operations for the year ended December 31, 2007 was approximately $1,025,000, compared to loss from continuing operations of approximately $1,390,000 for the year ended December 31, 2006. The decrease in loss from continuing operations is due to a decrease in total expenses. The decrease in total expenses is due to decreases in operating, general and administrative, depreciation and interest expenses. Property tax expense remained relatively constant for the comparable periods. The decrease in operating expenses is primarily due to decreases in salaries and related benefits at both of the Partnership’s investment properties and utilities at Lake Johnson Mews Apartments, partially offset by an increase in insurance expense as a result of increased premiums at both of the Partnership’s investment properties. Depreciation expense decreased primarily due to assets placed into service in previous years at Tar River Estates Apartments becoming fully depreciated during the first quarter of 2007. Interest expense decreased due to scheduled principal payments made on the mortgages encumbering both properties, which reduced the carrying balance of the loans, partially offset by a decrease in interest capitalized at Lake Johnson Mews Apartments, as discussed below.

The decrease in general and administrative expenses is primarily due to decreases in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Total revenues remained relatively constant for the year ended December 31, 2007, as a decrease in other income was substantially offset by an increase in rental income. The decrease in other income is primarily due to a decrease in interest income as a result of lower average cash balances. The increase in rental income is due to increases in the average rental rate at both of the Partnership’s investment properties and occupancy at Lake Johnson Mews Apartments, partially offset by a decrease in occupancy at Tar River Estates Apartments.

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

Liquidity and Capital Resources

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $349,000, compared to approximately $659,000 at December 31, 2006.  The decrease in cash and cash equivalents of approximately $310,000 is due to approximately $412,000 and $269,000 of cash used in financing and investing activities, respectively, partially offset by approximately $371,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership’s investment properties. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from a restricted escrow. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance.  The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $10,186,000 is amortized over 240 months with maturity dates of July 1, 2021 to January 1, 2022, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006  (in thousands, except per unit data):

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

(2)

Proceeds from the December 2001 financing obtained on Tar River Estates Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, refinancings and/or property sales.  The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners in 2008 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net (loss) income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by operating activities as disclosed in the consolidated statements of cash flows included in “Item 7. Financial Statements” to Net Cash from Operations as defined in the Partnership Agreement.

	Years Ended
	December 31,
	2007	2006
	(in thousands)

Net cash provided by operating activities	$ 371	$ 52
Property improvements and replacements	(321)	(490)
Payments on mortgage notes payable	(412)	(473)
Changes in restricted escrows, net	52	(1)
Changes in reserves for net operating liabilities	91	133

Net cash used in operations	$ (219)	$ (779)

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations.  The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during the years ended December 31, 2007 and 2006 were decreases of approximately $91,000 and $133,000, respectively. The amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities.  At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,727 Units in the Partnership representing 75.62% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 75.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  Management believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2007

Consolidated Statements of Operations – Years ended December 31, 2007 and 2006

Consolidated Statements of Changes in Partners' Capital – Years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows – Years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties V Limited Partnership

We have audited the accompanying consolidated balance sheet of Shelter Properties V Limited Partnership as of December 31, 2007, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties V Limited Partnership at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 26, 2008

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 349
Receivables and deposits		181
Other assets		323
Investment properties (Notes B, E and F):
Land	$ 624
Buildings and related personal property	29,723
	30,347
Less accumulated depreciation	(19,691)	10,656
		$ 11,509

Liabilities and Partners' Capital
Liabilities
Accounts payable		$ 49
Tenant security deposit liabilities		65
Other liabilities		229
Mortgage notes payable (Note B)		10,186
Partners' Capital
General partners	$ 117
Limited partners (52,538 units
issued and outstanding)	863	980
		$ 11,509

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

Years Ended December 31,
	2007	2006
Revenues:
Rental income	$ 3,183	$ 3,114
Other income	188	264
Total revenues	3,371	3,378

Expenses:
Operating	1,729	1,827
General and administrative	211	269
Depreciation	1,469	1,671
Interest	780	800
Property taxes	207	201
Total expenses	4,396	4,768

Loss from continuing operations	(1,025)	(1,390)

Loss from discontinued operations (Notes A and F)	--	(4,279)
Gain from sale of discontinued operations (Note F)	--	34,709
Net (loss) income (Note C)	$ (1,025)	$ 29,040

Net (loss) income allocated to general partners (1%)	$ (10)	$ 290

Net (loss) income allocated to limited partners (99%)	(1,015)	28,750

	$ (1,025)	$ 29,040
Per limited partnership unit:
Loss from continuing operations	$ (19.32)	$ (26.19)
Loss from discontinued operations	--	(80.63)
Gain from sale of discontinued operations	--	654.04
Net (loss) income	$ (19.32)	$ 547.22

Distributions per limited partnership unit	$ --	$ 453.77

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	52,538	$ 2	$52,538	$52,540

Partners' deficit
at December 31, 2005	52,538	$(163)	$(3,032)	$(3,195)

Distributions to partners	--	--	(23,840)	(23,840)

Net income for the year
ended December 31, 2006	--	290	28,750	29,040

Partners’ capital
at December 31, 2006	52,538	127	1,878	2,005

Net loss for the year ended
December 31, 2007	--	(10)	(1,015)	(1,025)

Partners’ capital at
December 31, 2007	52,538	$ 117	$ 863	$ 980

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$ (1,025)	$ 29,040
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Gain from sale of discontinued operations	--	(34,709)
Depreciation	1,469	1,777
Amortization of loan costs	18	22
Loss on early extinguishment of debt	--	4,055
Change in accounts:
Receivables and deposits	(97)	406
Other assets	19	173
Accounts payable	2	(20)
Tenant security deposit liabilities	(5)	(80)
Accrued property taxes	--	(196)
Other liabilities	(10)	(416)
Net cash provided by operating activities	371	52

Cash flows from investing activities:
Property improvements and replacements	(321)	(490)
Net proceeds from sale of discontinued operations	--	40,181
Net withdrawals from (deposits to) restricted escrow	52	(1)
Net cash (used in) provided by investing activities	(269)	39,690

Cash flows from financing activities:
Payments on mortgage notes payable	(412)	(473)
Repayment of mortgage notes payable	--	(15,628)
Distributions to partners	--	(23,840)
Net cash used in financing activities	(412)	(39,941)

Net decrease in cash and cash equivalents	(310)	(199)
Cash and cash equivalents at beginning of year	659	858
Cash and cash equivalents at end of year	$ 349	$ 659

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 765	$ 1,031
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ --	$ 46

At December 31, 2005, approximately $71,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the year ended December 31, 2006.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note A - Organization and Summary of Significant Accounting Policies

Organization: Shelter Properties V Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981.  The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The other general partner is AIMCO Properties, L.P., an affiliate of both the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date.  The Partnership commenced operations on July 19, 1983, and completed its acquisition of apartment properties on January 18, 1984.  The Partnership operates two apartment properties located in North Carolina at December 31, 2007.

Basis of Presentation:  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the year ended December 31, 2006 reflects the operations of Old Salem Apartments and Woodland Village Apartments as loss from discontinued operations, due to their sales in 2006 (see “Note F”).

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

All distributions of distributable net proceeds (as defined in the Partnership Agreement) from property dispositions and refinancings will be allocated to the limited partners until each limited partner has received an amount equal to a cumulative 7% per annum return of the average of the limited partners' adjusted capital value, less any prior distributions of net cash from operations and distributable net proceeds, and has also received an amount equal to the limited partners' adjusted capital value.  Thereafter, the general partners receive 1% of the selling prices of properties sold where they acted as a broker, after which the limited partners will be allocated 85% of any remaining distributions of distributable net proceeds and the general partners will receive 15%. Proceeds distributed in 2006 were allocated to the limited partners, as the limited partners have not yet received their cumulative 7% per annum return plus adjusted capital value.

Undistributed Net Proceeds from Sales and Refinancings:  At December 31, 2007, the Partnership had undistributed net proceeds of approximately $14,831,000 from sales of investment properties. The undistributed net proceeds were used to repay advances associated with the redevelopment, as discussed in “Note E”, and to fund operations and capital improvements at the Partnership’s investment properties.

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance.  The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners.  However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership. Accordingly, net (loss) income, including gain from sale of discontinued operations, as shown in the consolidated statements of operations and changes in partners' capital for 2007 and 2006 was allocated 99% to the limited partners and 1% to the general partners.  Net (loss) income per limited partnership unit was computed by dividing the net (loss) income allocated to the limited partners by 52,538 units outstanding.

Fair Value of Financial Instruments:  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments.  The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate is approximately $11,188,000.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances included approximately $267,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation:  Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $377,000, less accumulated amortization of approximately $129,000, are included in other assets and are being amortized over the terms of the related loan agreements. Amortization expense for 2007 and 2006 was approximately $18,000 and $22,000, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $18,000 for each of the years 2008 through 2012.

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

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the year ended December 31, 2006, the Partnership capitalized interest of approximately $10,000. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the year ended December 31, 2007. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising:  The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $87,000 and $84,000 for the years ended December 31, 2007 and 2006, respectively, were charged to operating expense and loss from discontinued operations as incurred.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee. In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2007	Interest	Rate	Date	Maturity
	(in thousands)			(in thousands)

Lake Johnson Mews Apartments	$ 5,843	$ 57	7.43%	07/01/21	$ --

Tar River Estates Apartments	4,343	41	7.23%	01/01/22	--
Total	$10,186	$ 98			$ --

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties.  The mortgage notes payable require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2007 are as follows (in thousands):

2008	$ 443
2009	477
2010	513
2011	553
2012	594
Thereafter	7,606
$ 10,186

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

	2007	2006

Net (loss) income as reported	$(1,025)	$29,040
Add (deduct):
Depreciation differences	569	168
Change in prepaid rental	8	(115)
Gain from casualty and sale	(26)	4,325
Other	--	(156)
Federal taxable income	$ (474)	$33,262

Federal taxable income per
limited partnership unit	$ (8.93)	$626.77

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets as reported	$ 980
Land and buildings	(5,586)
Accumulated depreciation	(12)
Syndication fees	6,747
Other	341

Net assets - tax basis	$ 2,470

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $164,000 and $207,000 for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $116,000 and $151,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses, investment properties and gain from sale of discontinued operations.  The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $12,000 and $22,000, respectively.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $86,000 and $122,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,727 limited partnership units (the “Units”) in the Partnership representing 75.62% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
(in thousands)			(in thousands)

Lake Johnson Mews Apartments	$ 5,843	$ 338	$ 6,725	$ 6,088
Tar River Estates Apartments	4,343	474	9,985	6,737
Totals	$10,186	$ 812	$16,710	$12,825

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)

	Buildings And
		Related			Date of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life
				(in thousands)

Lake Johnson Mews Apartments
Raleigh, North Carolina	$ 338	$12,813	$13,151	$ 8,710	1972-1973	09/30/83	5-30 yrs

Tar River Estates Apartments
Greenville, North Carolina	286	16,910	17,196	10,981	1969-1972	01/18/84	5-30 yrs

Totals	$ 624	$29,723	$30,347	$19,691

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

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended
	December 31,
	2007	2006
	(in thousands)
Investment Properties
Balance at beginning of year	$30,072	$ 44,156
Property improvements	275	465
Sales of investment properties	--	(14,549)
Balance at end of year	$30,347	$ 30,072

Accumulated Depreciation

Balance at beginning of year	$18,222	$ 27,040
Additions charged to expense	1,469	1,777
Sales of investment properties	--	(10,595)
Balance at end of year	$19,691	$ 18,222

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2007 and 2006 is approximately $24,761,000 and $24,457,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006 is approximately $19,703,000 and $18,803,000, respectively.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.  The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto.  On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt; Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Corporate General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Corporate General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Corporate General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the Corporate General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Corporate General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2007.

Entity	Number of Units	Percentage

Cooper River Properties, LLC
(an affiliate of AIMCO)	2,722	5.18%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	20,144	38.34%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	16,861	32.10%

Cooper River Properties, LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO.  Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Corporate General Partner owns any Units.  The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership.  AIMCO Properties, L.P., the other general partner acquired 302 Units during the current fiscal year.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $164,000 and $207,000 for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $116,000 and $151,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses, investment properties and gain from sale of discontinued operations on the consolidated financial statements included in “Item 7. Financial Statements”.  The portion of these reimbursements included in investment properties and gain from sale of discontinued operations for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $12,000 and $22,000, respectively.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $86,000 and $122,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,727 Units in the Partnership representing 75.62% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $43,000 and $57,000 for 2007 and 2006, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $24,000 and $35,000 for 2007 and 2006, respectively.

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

Date: March 27, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 27, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 27, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 27, 2008
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