Form 10-Q
period 2008-06-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2008-08-14
CIK 712753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 2,536	$ 349
Receivables and deposits	216	181
Other assets	383	323

Investment properties:
Land	624	624
Buildings and related personal property	29,876	29,723
	30,500	30,347
Less accumulated depreciation	(20,415)	(19,691)
	10,085	10,656
	$ 13,220	$ 11,509
Liabilities and Partners' Capital
Liabilities
Accounts payable	$ 57	$ 49
Tenant security deposit liabilities	87	65
Accrued property taxes	105	--
Other liabilities	149	229
Mortgage notes payable	12,347	10,186
	12,745	10,529
Partners' Capital
General partner	112	117
Limited partners (52,538 units issued and
outstanding)	363	863
	475	980
	$ 13,220	$ 11,509

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 773	$ 835	$ 1,532	$ 1,665
Other income	65	58	116	98
Total revenues	838	893	1,648	1,763

Expenses:
Operating	413	427	845	834
General and administrative	55	61	97	120
Depreciation	362	363	724	736
Interest	189	196	382	394
Property taxes	58	52	105	104
Total expenses	1,077	1,099	2,153	2,188

Net loss	$ (239)	$ (206)	$ (505)	$ (425)

Net loss allocated to general
partners (1%)	$ (2)	$ (2)	$ (5)	$ (4)
Net loss allocated to limited
partners (99%)	(237)	(204)	(500)	(421)

	$ (239)	$ (206)	$ (505)	$ (425)
Net loss per limited partnership unit	$ (4.51)	$ (3.88)	$ (9.52)	$ (8.01)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	52,538	$ 2	$ 52,538	$ 52,540

Partners' capital at
December 31, 2007	52,538	$ 117	$ 863	$ 980

Net loss for the six months
ended June 30, 2008	--	(5)	(500)	(505)

Partners' capital at
June 30, 2008	52,538	$ 112	$ 363	$ 475

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (505)	$ (425)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	724	736
Amortization of loan costs	9	9
Change in accounts:
Receivables and deposits	(35)	(100)
Other assets	(20)	(47)
Accounts payable	--	13
Tenant security deposit liabilities	22	4
Accrued property taxes	105	104
Other liabilities	(80)	(41)
Net cash provided by operating activities	220	253

Cash flows used in investing activities:
Property improvements and replacements	(145)	(160)

Cash flows from financing activities:
Payments on mortgage notes payable	(239)	(202)
Proceeds from mortgage note payable	2,400	--
Loan costs paid	(49)	--
Net cash provided by (used in) financing activities	2,112	(202)

Net increase (decrease) in cash and cash equivalents	2,187	(109)

Cash and cash equivalents at beginning of period	349	659
Cash and cash equivalents at end of period	$ 2,536	$ 550

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 409	$ 386
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 8	$ 10

At December 31, 2006, approximately $46,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2007.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner").  In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner of the partnership, AIMCO Properties, L.P., is also an affiliate of AIMCO.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $80,000 and $86,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $50,000 and $61,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2008 and 2007 are construction management services provided by an affiliate of the Corporate General Partner of approximately $3,000 and $4,000, respectively.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $45,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $86,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Mortgage Financing

On June 30, 2008, the Partnership obtained a second mortgage in the principal amount of $2,400,000 on Lake Johnson Mews Apartments.  The second mortgage bears interest at 6.38% per annum and requires monthly payments of principal and interest of approximately $15,000 beginning on August 1, 2008 through the July 1, 2020 maturity date with a balloon payment of approximately $1,926,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2021.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $49,000 were capitalized and are included in other assets.

In connection with the second mortgage, the Partnership agreed to certain modifications of the existing mortgage encumbering Lake Johnson Mews Apartments. The modification includes an interest rate of 7.43% per annum, monthly payments of principal and interest of approximately $40,000 beginning August 1, 2008 through the maturity date of July 1, 2020, at which time a balloon payment of approximately $4,713,000 is due.  The previous terms were an interest rate of 7.43%, monthly payments of principal and interest of approximately $57,000 through the maturity date of July 1, 2021, at which date the mortgage was scheduled to be fully amortized. In connection with the modification of the existing mortgage, loan costs of approximately $13,000 were expensed and are included in general and administrative expenses.

Note D – Casualty Event

During the six months ended June 30, 2008, Lake Johnson Mews Apartments sustained damages from a water main break. The Partnership is currently evaluating the event to determine any casualty gain or loss. At June 30, 2008, no insurance proceeds have been received.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.  The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Corporate General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Corporate General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of two apartment complexes.  The following table sets forth the average occupancy of the properties for the six months ended June 30, 2008 and 2007:

	Average
	Occupancy
Property	2008	2007

Lake Johnson Mews Apartments
Raleigh, North Carolina	89%	97%

Tar River Estates Apartments
Greenville, North Carolina	77%	90%

The Corporate General Partner attributes the decreases in occupancy at Lake Johnson Mews Apartments and Tar River Estates Apartments to increased competition in the local areas.

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2008 was approximately $239,000 and $505,000, respectively, compared to net loss of approximately $206,000 and $425,000 for the three and six months ended June 30, 2007, respectively. The increase in net loss for both the three and six months ended June 30, 2008 is due to a decrease in total revenues, partially offset by a decrease in total expenses. The decrease in total revenues for both the three and six months ended June 30, 2008 is due to a decrease in rental income, partially offset by an increase in other income.  Rental income decreased for both periods primarily due to decreases in occupancy at both of the Partnership’s investment properties, partially offset by increases in the average rental rates at both of the Partnership’s investment properties. Other income increased for both periods primarily due to increases in lease cancellation fees and other fees at both of the Partnership’s investment properties.

The decrease in total expenses for the three months ended June 30, 2008 is primarily due to decreases in operating, general and administrative and interest expenses. Depreciation and property tax expenses remained relatively constant for the three months ended June 30, 2008. The decrease in total expenses for the six months ended June 30, 2008 is primarily due to decreases in general and administrative, depreciation and interest expenses, partially offset by an increase in operating expenses. Property tax expense remained relatively constant for the six months ended June 30, 2008.  The decrease in operating expenses for the three month period is primarily due to an increase in payroll costs capitalized at both of the Partnership’s investment properties and a decrease in salaries and related benefits and utilities at Lake Johnson Mews Apartments, partially offset by increases in utilities at Tar River Estates Apartments and contract services at Lake Johnson Mews Apartments. The increase in operating expenses for the six month period is primarily due to an increase in costs associated with a lead based paint abatement project completed at Lake Johnson Mews Apartments and increases in utilities at Tar River Estates Apartments and contract services at Lake Johnson Mews Apartments, partially offset by an increase in payroll costs capitalized at both of the Partnership’s investment properties and a decrease in salaries and related benefits and utilities at Lake Johnson Mews Apartments. Depreciation expense decreased for the six month period primarily due to assets placed into service in previous years at Tar River Estates Apartments becoming fully depreciated during the first quarter of 2007. The decrease in interest expense for both periods is due to scheduled principal payments made on the mortgages encumbering both of the Partnership’s investment properties, which reduced the carrying balance of the loans.

The decrease in general and administrative expenses for both periods is primarily due to decreases in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement, partially offset by an increase in expenses associated with the modification to the first mortgage encumbering Lake Johnson Mews Apartments.  Also included in general and administrative expenses for the three and six months ended June 30, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $2,536,000, compared to approximately $550,000 at June 30, 2007.  The increase in cash and cash equivalents of approximately $2,187,000, from December 31, 2007, is due to approximately $2,112,000 and $220,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $145,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the second mortgage obtained on Lake Johnson Mews Apartments, partially offset by loan costs paid and payments of principal made on the mortgages encumbering the Partnership’s investment properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lake Johnson Mews Apartments:  During the six months ended June 30, 2008, the Partnership completed approximately $64,000 of capital improvements at Lake Johnson Mews Apartments consisting primarily of common area painting, water heater, appliance and floor covering replacements. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tar River Estates Apartments:  During the six months ended June 30, 2008, the Partnership completed approximately $89,000 of capital improvements at Tar River Estates Apartments, consisting primarily of interior building improvements, window replacement, plumbing upgrades and appliance and floor covering replacements. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The debt encumbering Tar River Estates Apartments of approximately $4,253,000 matures in 2022, at which time the loan is scheduled to be fully amortized.

On June 30, 2008, the Partnership obtained a second mortgage in the principal amount of $2,400,000 on Lake Johnson Mews Apartments.  The second mortgage bears interest at 6.38% per annum and requires monthly payments of principal and interest of approximately $15,000 beginning on August 1, 2008 through the July 1, 2020 maturity date with a balloon payment of approximately $1,926,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2021.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the new loan, loan costs of approximately $49,000 were capitalized and are included in other assets.

In connection with the second mortgage, the Partnership agreed to certain modifications of the existing mortgage encumbering Lake Johnson Mews Apartments. The modification includes an interest rate of 7.43% per annum, monthly payments of principal and interest of approximately $40,000 beginning August 1, 2008 through the maturity date of July 1, 2020, at which time a balloon payment of approximately $4,713,000 is due.  The previous terms were an interest rate of 7.43%, monthly payments of principal and interest of approximately $57,000 through the maturity date of July 1, 2021, at which date the mortgage was scheduled to be fully amortized. In connection with the modification of the existing mortgage, loan costs of approximately $13,000 were expensed and are included in general and administrative expenses.

The Corporate General Partner will attempt to refinance the indebtedness encumbering Lake Johnson Mews Apartments and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made to the partners during the six months ended June 30, 2008 or 2007. Subsequent to June 30, 2008, the Partnership distributed approximately $2,375,000 to the limited partners (approximately $45.21 per unit) from proceeds from the June 2005 sale of The Lexington Green Apartments. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and/or property sales.  The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners in 2008 or subsequent periods.

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

	Six Months Ended
	June 30,
	(in thousands)
	2008	2007

Net cash provided by operating activities	$ 220	$ 253

Payments on mortgage notes payable	(239)	(202)
Property improvements and replacements	(145)	(160)
Changes in reserves for net operating
liabilities	8	67

Net cash used in operations	$ (156)	$ (42)

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,727 limited partnership units (the "Units") in the Partnership representing 75.62% of the outstanding Units at June 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Item 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.  The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto.  On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Corporate General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Corporate General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

Item 6.

Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELTER PROPERTIES V LIMITED PARTNERSHIP

By: Shelter Realty V Corporation
Corporate General Partner

Date: August 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2008	By: /s/Stephen B. Waters
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

(s)

Amended and Restated Multifamily Deed of Trust, Assignment of Rents and Security Agreement (Recast Transaction) dated June 30, 2008 between Federal Home Loan Mortgage Corporation and Shelter Properties V Limited Partnership, a South Carolina limited partnership (Filed in the Registrant’s Current Report on Form 8-K filed on July 7, 2008 and incorporated herein by reference).

(t)

Amended and Restated Multifamily Note (Recast Transaction) dated June 30, 2008 between Federal Home Loan Mortgage Corporation and Shelter Properties V Limited Partnership, a South Carolina limited partnership (Filed in the Registrant’s Current Report on Form 8-K filed on July 7, 2008 and incorporated herein by reference).

(u)

Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated June 30, 2008 between Capmark Bank and Shelter Properties V Limited Partnership, a South Carolina limited partnership (Filed in the Registrant’s Current Report on Form 8-K filed on July 7, 2008 and incorporated herein by reference).

(v)

Multifamily Note dated June 30, 2008 between Capmark Bank and Shelter Properties V Limited Partnership, a South Carolina limited partnership (Filed in the Registrant’s Current Report on Form 8-K filed on July 7, 2008 and incorporated herein by reference).

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