Form 10-Q
period 2008-09-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2008-11-14
CIK 712753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 217	$ 349
Receivables and deposits	112	181
Other assets	379	323

Investment properties:
Land	624	624
Buildings and related personal property	30,080	29,723
	30,704	30,347
Less accumulated depreciation	(20,781)	(19,691)
	9,923	10,656
	$ 10,631	$ 11,509
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 116	$ 49
Tenant security deposit liabilities	78	65
Accrued property taxes	45	--
Other liabilities	267	229
Mortgage notes payable (Note C)	12,287	10,186
	12,793	10,529
Partners' Capital (Deficiency)
General partner	109	117
Limited partners (52,538 units issued and
outstanding)	(2,271)	863
	(2,162)	980
	$ 10,631	$ 11,509

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 822	$ 762	$ 2,354	$ 2,427
Other income	74	58	190	156
Total revenues	896	820	2,544	2,583

Expenses:
Operating	480	507	1,325	1,341
General and administrative	56	44	153	164
Depreciation	366	366	1,090	1,102
Interest	225	194	607	588
Property taxes	31	51	136	155
Total expenses	1,158	1,162	3,311	3,350

Net loss	$ (262)	$ (342)	$ (767)	$ (767)

Net loss allocated to general
partners (1%)	$ (3)	$ (3)	$ (8)	$ (8)
Net loss allocated to limited
partners (99%)	(259)	(339)	(759)	(759)

	$ (262)	$ (342)	$ (767)	$ (767)

Net loss per limited partnership unit	$ (4.93)	$ (6.45)	$(14.45)	$(14.45)

Distributions per limited
partnership unit	$ 45.21	$ --	$ 45.21	$ --

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	52,538	$ 2	$ 52,538	$ 52,540

Partners' capital at
December 31, 2007	52,538	$ 117	$ 863	$ 980

Distributions to partners	--	--	(2,375)	(2,375)

Net loss for the nine months
ended September 30, 2008	--	(8)	(759)	(767)

Partners' capital (deficiency)
at September 30, 2008	52,538	$ 109	$ (2,271)	$ (2,162)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (767)	$ (767)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	1,090	1,102
Amortization of loan costs	15	13
Change in accounts:
Receivables and deposits	69	(89)
Other assets	(22)	(49)
Accounts payable	(14)	62
Tenant security deposit liabilities	13	(5)
Accrued property taxes	45	78
Other liabilities	38	(22)
Net cash provided by operating activities	467	323

Cash flows from investing activities:
Property improvements and replacements	(276)	(253)
Net withdrawals from restricted escrow	--	52
Net cash used in investing activities	(276)	(201)

Cash flows from financing activities:
Payments on mortgage notes payable	(299)	(306)
Proceeds from mortgage note payable	2,400	--
Loan costs paid	(49)	--
Distributions to partners	(2,375)	--
Net cash used in financing activities	(323)	(306)

Net decrease in cash and cash equivalents	(132)	(184)

Cash and cash equivalents at beginning of period	349	659
Cash and cash equivalents at end of period	$ 217	$ 475

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 581	$ 576
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 81	$ 29

At December 31, 2006, approximately $46,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months ended September 30, 2007.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner").  In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner of the partnership, AIMCO Properties, L.P., is also an affiliate of AIMCO.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $123,000 and $126,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $84,000 and $88,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2008 and 2007 are construction management services provided by an affiliate of the Corporate General Partner of approximately $11,000 and $9,000, respectively.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $75,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $86,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Mortgage Financing

On June 30, 2008, the Partnership obtained a second mortgage in the principal amount of $2,400,000 on Lake Johnson Mews Apartments.  The second mortgage bears interest at 6.38% per annum and requires monthly payments of principal and interest of approximately $15,000 beginning on August 1, 2008 through the July 1, 2020 maturity date with a balloon payment of approximately $1,926,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2021.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $49,000 were capitalized during the nine months ended September 30, 2008 and are included in other assets.

In connection with the second mortgage, the Partnership agreed to certain modifications of the existing mortgage encumbering Lake Johnson Mews Apartments. The modification includes an interest rate of 7.43% per annum, monthly payments of principal and interest of approximately $40,000 beginning August 1, 2008 through the maturity date of July 1, 2020, at which time a balloon payment of approximately $4,713,000 is due.  The previous terms were an interest rate of 7.43%, monthly payments of principal and interest of approximately $57,000 through the maturity date of July 1, 2021, at which date the mortgage was scheduled to be fully amortized. In connection with the modification of the existing mortgage, loan costs of approximately $13,000 were expensed during the nine months ended September 30, 2008 and are included in general and administrative expenses.

Note D – Casualty Event

During the nine months ended September 30, 2008, Lake Johnson Mews Apartments sustained damages of approximately $88,000 from a water main break. During the nine months ended September 30, 2008, the Partnership received insurance proceeds of approximately $34,000.  The Partnership does not expect to recognize a loss on the event as additional proceeds are anticipated to cover the damages incurred.

Note E - Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings. On August 31, 2006, an objector filed an appeal from the order. The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, the Partnership was charged approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of two apartment complexes.  The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2008 and 2007:

	Average
	Occupancy
Property	2008	2007

LakeJohnsonMews Apartments
Raleigh, North Carolina	91%	96%

Tar RiverEstates Apartments
Greenville, North Carolina	80%	84%

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2008 was approximately $262,000 and $767,000, respectively, compared to net loss of approximately $342,000 and $767,000 for the three and nine months ended September 30, 2007, respectively. The decrease in net loss for the three months ended September 30, 2008 is due to an increase in total revenues and a decrease in total expenses. Net loss for the nine months ended September 30, 2008 stayed relatively constant as a decrease in total revenues was offset by a decrease in total expenses. The increase in total revenues for the three months ended September 30, 2008 is due to increases in rental income and other income. The decrease in total revenues for the nine months ended September 30, 2008 is due to a decrease in rental income, partially offset by an increase in other income. Rental income increased for the three month period due to increases in occupancy at both of the Partnership’s investment properties and the average rental rate at Lake Johnson Mews Apartments and a decrease in bad debt expense at Tar River Estates Apartments, partially offset by a decrease in the average rental rate at Tar River Estates Apartments.  Rental income decreased for the nine month period due to decreases in occupancy at both of the Partnership’s investment properties, partially offset by an increase in the average rental rate at Lake Johnson Mews Apartments and a decrease in bad debt expense at Tar River Estates Apartments. Other income increased for the three month period primarily due to increases in lease cancellation fees and other fees at Tar River Estates Apartments. Other income increased for the nine month period due to increases in lease cancellation fees and other fees at both of the Partnership’s investment properties, partially offset by a decrease in interest income as a result of lower average cash balances.

The decrease in total expenses for the three months ended September 30, 2008 is due to decreases in operating and property tax expenses, partially offset by increases in general and administrative and interest expenses. Depreciation expense remained relatively constant for the comparable periods. The decrease in total expenses for the nine months ended September 30, 2008 is due to decreases in operating, general and administrative, depreciation and property tax expenses, partially offset by an increase in interest expense. The decrease in operating expenses for the three month period is primarily due to decreases in salaries and related benefits at Lake Johnson Mews Apartments and contract services and utilities at Tar River Estates Apartments, partially offset by an increase inrepairs incurred related to several minor occurrences of water damage at both of the Partnership’s investment properties. The decrease in operating expenses for the nine month period is primarily due to decreases in salaries and related benefits and insurance expense as a result of decreased premiums at Lake Johnson Mews Apartments and an increase in payroll costs capitalized at both of the Partnership’s investment properties, partially offset by an increase in costs associated with a lead based paint abatement project completed at Lake Johnson Mews Apartments. Depreciation expense decreased for the nine month period primarily due to assets placed into service in previous years at Tar River Estates Apartments becoming fully depreciated during 2007. Property tax expenses decreased for both periods due to a decrease in the property tax rates at both of the Partnership’s investment properties. The increase in interest expense for both periods is primarily due to interest expense associated with the second mortgage obtained on Lake Johnson Mews Apartments (as discussed in “Liquidity and Capital Resources”), partially offset by a decrease in interest expense on first mortgages due to scheduled principal payments made on the mortgages encumbering both of the Partnership’s investment properties, which reduced the carrying balance of the loans.

During the nine months ended September 30, 2008, Lake Johnson Mews Apartments sustained damages of approximately $88,000 from a water main break. During the nine months ended September 30, 2008, the Partnership received insurance proceeds of approximately $34,000.  The Partnership does not expect to recognize a loss on the event as additional proceeds are anticipated to cover the damages incurred.

The increase in general and administrative expenses for the three months ended September 30, 2008 is primarily due to an increase in costs associated with the annual audit required by the Partnership Agreement. The decrease in general and administrative expenses for the nine months ended September 30, 2008 is primarily due to decreases in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement, partially offset by an increase in expenses associated with the modification to the first mortgage encumbering Lake Johnson Mews Apartments. Also included in general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $217,000, compared to approximately $475,000 at September 30, 2007.  The decrease in cash and cash equivalents of approximately $132,000, from December 31, 2007, is due to approximately $323,000 and $276,000 of cash used in financing and investing activities, respectively, partially offset by approximately $467,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, loan costs paid and payments of principal made on the mortgages encumbering the Partnership’s investment properties, partially offset by proceeds from the second mortgage obtained on Lake Johnson Mews Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lake Johnson Mews Apartments:  During the nine months ended September 30, 2008, the Partnership completed approximately $169,000 of capital improvements at Lake Johnson Mews Apartments consisting primarily of gutter replacements, electrical upgrades, common area painting, water heater, appliance and floor covering replacements and construction related to damages incurred related to a broken fire hydrant pipe which caused water damage to three units. These improvements were funded from operations and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tar River Estates Apartments:  During the nine months ended September 30, 2008, the Partnership completed approximately $188,000 of capital improvements at Tar River Estates Apartments, consisting primarily of interior building improvements, window replacement, plumbing upgrades and appliance and floor covering replacements. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The debt encumbering Tar River Estates Apartments of approximately $4,206,000 matures in 2022, at which time the loan is scheduled to be fully amortized.

On June 30, 2008, the Partnership obtained a second mortgage in the principal amount of $2,400,000 on Lake Johnson Mews Apartments.  The second mortgage bears interest at 6.38% per annum and requires monthly payments of principal and interest of approximately $15,000 beginning on August 1, 2008 through the July 1, 2020 maturity date with a balloon payment of approximately $1,926,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2021.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the new loan, loan costs of approximately $49,000 were capitalized during the nine months ended September 30, 2008 and are included in other assets.

In connection with the second mortgage, the Partnership agreed to certain modifications of the existing mortgage encumbering Lake Johnson Mews Apartments. The modification includes an interest rate of 7.43% per annum, monthly payments of principal and interest of approximately $40,000 beginning August 1, 2008 through the maturity date of July 1, 2020, at which time a balloon payment of approximately $4,713,000 is due.  The previous terms were an interest rate of 7.43%, monthly payments of principal and interest of approximately $57,000 through the maturity date of July 1, 2021, at which date the mortgage was scheduled to be fully amortized. In connection with the modification of the existing mortgage, loan costs of approximately $13,000 were expensed during the nine months ended September 30, 2008 and are included in general and administrative expenses.

The Corporate General Partner will attempt to refinance the indebtedness encumbering Lake Johnson Mews Apartments and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data):

	Nine months ended	Per Limited	Nine months ended	Per Limited

	September 30,	Partnership	September 30,	Partnership

2008

Unit

2007

Unit

Sale(1)	$ 2,375	$ 45.21	$ --	$ --

(1)   Proceeds from the June 2005 sale of Lexington Green Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity at Lake Johnson Mews Apartments, refinancings and/or property sales.  The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners in 2008 or subsequent periods.

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

	Nine Months Ended
	September 30,
	(in thousands)
	2008	2007

Net cash provided by operating activities	$ 467	$ 323
Payments on mortgage notes payable	(299)	(306)
Property improvements and replacements	(276)	(253)
Change in restricted escrows, net	--	52
Changes in reserves for net operating
liabilities	(129)	25

Net cash used in operations	$ (237)	$ (159)

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,727 limited partnership units (the "Units") in the Partnership representing 75.62% of the outstanding Units at September 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 6.     Exhibits.

            See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELTER PROPERTIES V LIMITED PARTNERSHIP

By: Shelter Realty V Corporation
Corporate General Partner

Date: November 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 14, 2008	By: /s/Stephen B. Waters
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