Form 10-K
period 2008-12-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2009-03-27
CIK 712753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant's telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

                                       PART I

Item 1.     Business.

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

The Registrant is engaged in the business of operating and holding real estate properties for investment.  In 1983 and 1984, during its acquisition phase, the Registrant acquired eight existing apartment properties.  The Registrant continues to own and operate two of these properties at December 31, 2008.  See "Item 2. Properties".

Commencing May 27, 1983, the Registrant offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, up to 99,900 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000), or 2 Units ($2,000) for an Individual Retirement Account.

The offering terminated on December 8, 1983.  Upon termination of the offering, the Registrant had accepted subscriptions for 52,538 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $52,538,000.  Unsold Units (numbering 47,462) were deregistered pursuant to Post Effective Amendment No. 3 to the Registration Statement filed with the Securities and Exchange Commission on December 21, 1983.  The Registrant invested approximately $38,900,000 of such proceeds in eight existing apartment properties.  At December 31, 2008, the Partnership continues to own and operate two of its original properties. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Registrant has no employees.  Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner.  An affiliate of the Corporate General Partner has been providing such property management services.

Item 1A. Risk Factors.

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to pay distributions.

The Partnership’s ability to fund necessary capital expenditures on its properties depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its properties, the Partnership may not be able to preserve the competitiveness of its properties, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to make distributions to its partners depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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
  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and
  changes in interest rates and the availability of financing.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s properties.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or affect  renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its properties.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Properties.

The following table sets forth the Partnership's investments in properties:

Date of
Property	Purchase	Type of Ownership	Use

Lake Johnson Mews Apartments	09/30/83	Fee ownership, subject	Apartment
Raleigh, North Carolina		to first and second	201 units
mortgages.

Tar River Estates Apartments	01/18/84	Fee ownership, subject	Apartment
Greenville, North Carolina		to first mortgage. (1)	220 units

(1)   Property is held by a Limited Partnership in which the Partnership owns a 99.99% interest.

Schedule of Properties:

Set forth below for both of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Lake Johnson Mews
Apartments	$13,315	$ 9,573	5-30 yrs	S/L	$ 2,915
Tar River Estates
Apartments	17,412	11,545	5-30 yrs	S/L	1,775
	$30,727	$21,118			$ 4,690

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2008	Rate	Amortized	Date(3)	Maturity (3)
	(in thousands)				(in thousands)

Lake Johnson Mews
Apartments
1st mortgage	$ 5,673	7.43%	(1)	07/01/20	$ 4,713
2nd mortgage	2,386	6.38%	(1)	07/01/20	1,926

Tar River Estates
Apartments	4,159	7.23%	(2)	01/01/22	--

Total	$12,218				$ 6,639

(1)   The principal balance is being amortized over 360 months.

(2)   The principal balance is being amortized over 240 months.

(3)   See “Note B – Mortgage Notes Payable” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay these fixed rate loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy:

Average annual rental rates and occupancy for the years ended December 31, 2008 and 2007 are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2008	2007	2008	2007
Lake Johnson Mews Apartments (1)	$9,250	$8,965	92%	95%
Tar River Estates Apartments (2)	8,219	8,345	84%	81%

(1)  The Corporate General Partner attributes the decrease in occupancy at Lake Johnson Mews Apartments to increased competition in the local area and rental rate increases.

 (2)  The Corporate General Partner attributes the increase in occupancy at Tar River Estates Apartments to improved property management as a result of staffing changes.

As noted under "Item 1. Business", the real estate industry is highly competitive.  Both of the properties are subject to competition from other residential apartment complexes in the area.  The Corporate General Partner believes that both of the properties are adequately insured.  Each property is an apartment complex which leases units for lease terms of one year or less.  As of December 31, 2008, no residential tenant leases 10% or more of the available rental space.  Both of the properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2008 for each property were as follows:

	2008	2008
	Billings	Rates
	(in thousands)

Lake Johnson Mews Apartments*	$ 90	0.95%
Tar River Estates Apartments	91	1.40%

*This property has a fiscal year different than the real estate tax year.

Capital Improvements:

Lake Johnson Mews Apartments:  During the year ended December 31, 2008, the Partnership completed approximately $202,000 of capital improvements at Lake Johnson Mews Apartments consisting primarily of swimming pool upgrades, gutter replacements, electrical upgrades, common area painting, water heater, appliance and floor covering replacements and construction related to damages incurred due to a broken fire hydrant pipe, which caused water damage to three units. These improvements were funded from operations and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tar RiverEstates Apartments:  During the year ended December 31, 2008, the Partnership completed approximately $216,000 of capital improvements at Tar River Estates Apartments consisting primarily of interior building improvements, air conditioning, window replacement, plumbing upgrades and appliance and floor covering replacements. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders.

The unitholders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2008.

                                       PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Partnership, a publicly-held limited partnership, offered and sold 52,538 limited partnership units (the “Units”) aggregating $52,538,000, inclusive of 100 units which were purchased by the Corporate General Partner.  The Partnership had 1,406 holders of record owning an aggregate of 52,538 Units at December 31, 2008.  Affiliates of the Corporate General Partner owned 39,737 Units or 75.64% at December 31, 2008.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007    (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
2008

Unit

2007

Unit

Sale(1)	$ 2,375	$ 45.21	$ --	$ --

(1)            Proceeds from the June 2005 sale of Lexington Green Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity at Lake Johnson Mews Apartments, refinancings and/or property sales.  The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners in 2009 or subsequent periods.  See "Item 2. Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,737 Units in the Partnership representing 75.64% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.64% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The Partnership’s net loss for the years ended December 31, 2008 and 2007 was approximately $992,000 and $1,025,000, respectively. The decrease in net loss is due to an increase in total revenues and a casualty gain in 2008, partially offset by an increase in total expenses. The increase in total revenues for the year ended December 31, 2008 is due to increases in rental income and other income.  Rental income increased due to an increase in occupancy at Tar River Estates Apartments and an increase in average rental rates at Lake Johnson Mews Apartments, partially offset by a decrease in occupancy at Lake Johnson Mews Apartments and a decrease in average rental rates at Tar River Estates Apartments.  The increase in other income is primarily due to increases in lease cancellation fees and other fees at both of the Partnership’s investment properties, partially offset by a decrease in interest income as a result of lower average cash balances.

In May 2008, Lake Johnson Mews Apartments sustained damages of approximately $88,000 from a water main break. During the year ended December 31, 2008, the Partnership recognized a casualty gain of approximately $21,000 as a result of the receipt of insurance proceeds of approximately $28,000 net of the write off of undepreciated damaged assets of approximately $7,000. During the year ended December 31, 2008, the Partnership also received approximately $6,000 for lost rents as a result of the casualty.

The increase in total expenses is due to increases in operating and interest expenses, partially offset by a decrease in property tax expense. General and administrative and depreciation expenses remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to an increase in costs associated with a lead based paint abatement project completed at Lake Johnson Mews Apartments, an increase in salaries and related benefits at Tar River Estates Apartments and an increase in repairs incurred related to several minor occurances of water damage at both of the Partnership’s investment properties, partially offset by decreases in salaries and related benefits, utilities and insurance expense as a result of decreased premiums at Lake Johnson Mews Apartments and contract services and routine repairs and maintenance costs at Tar River Estates Apartments. The decrease in property tax expense is due to a decrease in the assessed value of Tar River Estates Apartments and a decrease in property tax rates at both of the Partnership’s investment properties, partially offset by an increase in the assessed value of Lake Johnson Mews Apartments. The increase in interest expense is primarily due to a higher average debt balance at Lake Johnson Mews Apartments as a result of additional financing in 2008, partially offset by a decrease in interest expense at Tar River Estates Apartments due to scheduled principal payments made on the mortgage encumbering the Partnership’s investment property, which reduced the carrying balance of the loan.

Included in general and administrative expenses for the years ended December 31, 2008 and 2007 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the annual audit required by the Partnership Agreement and the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $117,000, compared to approximately $349,000 at December 31, 2007. The decrease in cash and cash equivalents of approximately $232,000 is due to approximately $404,000 and $364,000 of cash used in financing and investing activities, respectively, partially offset by approximately $536,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, loan costs paid and payments of principal made on the mortgages encumbering the Partnership’s investment properties, partially offset by proceeds from the second mortgage obtained on Lake Johnson Mews Apartments. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements.  The Corporate General Partner monitors developments in the area of legal and regulatory compliance.  The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Tar River Estates Apartments of approximately $4,159,000 matures in 2022, at which time the loan is scheduled to be fully amortized.

On June 30, 2008, the Partnership obtained a second mortgage in the principal amount of $2,400,000 on Lake Johnson Mews Apartments.  The second mortgage bears interest at 6.38% per annum and requires monthly payments of principal and interest of approximately $15,000 beginning on August 1, 2008 through the July 1, 2020 maturity date with a balloon payment of approximately $1,926,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2021.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the new loan, loan costs of approximately $61,000 were capitalized during the year ended December 31, 2008 and are included in other assets.

In connection with the second mortgage, the Partnership agreed to certain modifications of the existing mortgage encumbering Lake Johnson Mews Apartments. The modification includes an interest rate of 7.43% per annum, monthly payments of principal and interest of approximately $40,000 beginning August 1, 2008 through the maturity date of July 1, 2020, at which time a balloon payment of approximately $4,713,000 is due.  The previous terms were an interest rate of 7.43%, monthly payments of principal and interest of approximately $57,000 through the maturity date of July 1, 2021, at which date the mortgage was scheduled to be fully amortized. In connection with the modification of the existing mortgage, loan costs of approximately $13,000 were expensed during the year ended December 31, 2008 and are included in general and administrative expenses.

The Corporate General Partner will attempt to refinance the indebtedness encumbering Lake Johnson Mews Apartments and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007    (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
2008

Unit

2007

Unit

Sale(1)	$ 2,375	$ 45.21	$ --	$ --

(1)Proceeds from the June 2005 sale of Lexington Green Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity at Lake Johnson Mews Apartments, refinancings and/or property sales.  The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners in 2009 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by operating activities as disclosed in the consolidated statements of cash flows included in “Item 8. Financial Statements and Supplementary Data” to Net Cash from Operations as defined in the Partnership Agreement.

	Years Ended
	December 31,
	2008	2007
	(in thousands)

Net cash provided by operating activities	$ 536	$ 371
Property improvements and replacements	(392)	(321)
Payments on mortgage notes payable	(368)	(412)
Changes in restricted escrows, net	--	52
Changes in reserves for net operating liabilities	(70)	91

Net cash used in operations	$ (294)	$ (219)

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations.  The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during the years ended December 31, 2008 and 2007 were an increase of approximately $70,000 and a decrease of approximately $91,000, respectively. The amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities.  At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,737 Units in the Partnership representing 75.64% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.64% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data".  Management believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data.

SHELTER PROPERTIES V LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Operations – Years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Partners' Capital (Deficiency) – Years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows – Years ended December 31, 2008 and 2007

      Notes to Consolidated Financial Statements

               Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties V Limited Partnership

We have audited the accompanying consolidated balance sheets of Shelter Properties V Limited Partnership as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners’ capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties V Limited Partnership at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 26, 2009

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$ 117	$ 349
Receivables and deposits	82	181
Other assets	370	323
Investment properties (Notes B and E):
Land	624	624
Buildings and related personal property	30,103	29,723
	30,727	30,347
Less accumulated depreciation	(21,118)	(19,691)
	9,609	10,656
	$ 10,178	$ 11,509
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 52	$ 49
Tenant security deposit liabilities	78	65
Other liabilities	217	229
Mortgage notes payable (Note B)	12,218	10,186
	12,565	10,529
Partners' Capital (Deficiency)
General partner	107	117
Limited partners (52,538 units issued and
outstanding)	(2,494)	863
	(2,387)	980
	$ 10,178	$ 11,509

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
Revenues:
Rental income	$ 3,217	$ 3,183
Other income	233	188
Total revenues	3,450	3,371

Expenses:
Operating	1,789	1,729
General and administrative	201	211
Depreciation	1,458	1,469
Interest	832	780
Property taxes	183	207
Total expenses	4,463	4,396

Casualty gain (Note F)	21	--
Net loss (Note C)	$ (992)	$ (1,025)

Net loss allocated to general partners (1%)	$ (10)	$ (10)

Net loss allocated to limited partners (99%)	(982)	(1,015)

	$ (992)	$ (1,025)

Net loss per limited partnership unit	$ (18.69)	$ (19.32)

Distributions per limited partnership unit	$ 45.21	$ --

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	52,538	$ 2	$52,538	$52,540

Partners' capital
at December 31, 2006	52,538	$ 127	$ 1,878	$ 2,005

Distributions to partners	--	--	--	--

Net loss for the year
ended December 31, 2007	--	(10)	(1,015)	(1,025)

Partners’ capital
at December 31, 2007	52,538	117	863	980

Distributions to partners	--	--	(2,375)	(2,375)

Net loss for the year ended
December 31, 2008	--	(10)	(982)	(992)

Partners’ capital (deficiency) at
December 31, 2008	52,538	$ 107	$(2,494)	$(2,387)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$ (992)	$ (1,025)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	1,458	1,469
Amortization of loan costs	21	18
Casualty gain	(21)	--
Change in accounts:
Receivables and deposits	99	(97)
Other assets	(7)	19
Accounts payable	(23)	2
Tenant security deposit liabilities	13	(5)
Other liabilities	(12)	(10)
Net cash provided by operating activities	536	371

Cash flows from investing activities:
Property improvements and replacements	(392)	(321)
Insurance proceeds received	28	--
Net withdrawals from restricted escrow	--	52
Net cash used in investing activities	(364)	(269)

Cash flows from financing activities:
Payments on mortgage notes payable	(368)	(412)
Proceeds from mortgage note payable	2,400	--
Loan costs paid	(61)	--
Distributions to partners	(2,375)	--
Net cash used in financing activities	(404)	(412)

Net decrease in cash and cash equivalents	(232)	(310)
Cash and cash equivalents at beginning of year	349	659
Cash and cash equivalents at end of year	$ 117	$ 349

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 813	$ 765
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 26	$ --

At December 31, 2006, approximately $46,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the year ended December 31, 2007.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2008

Note A - Organization and Summary of Significant Accounting Policies

Organization: Shelter Properties V Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981.  The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The other general partner is AIMCO Properties, L.P., an affiliate of both the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date.  The Partnership commenced operations on July 19, 1983, and completed its acquisition of apartment properties on January 18, 1984.  The Partnership operates two apartment properties located in North Carolina at December 31, 2008.

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

All distributions of distributable net proceeds (as defined in the Partnership Agreement) from property dispositions and refinancings will be allocated to the limited partners until each limited partner has received an amount equal to a cumulative 7% per annum return of the average of the limited partners' adjusted capital value, less any prior distributions of net cash from operations and distributable net proceeds, and has also received an amount equal to the limited partners' adjusted capital value.  Thereafter, the general partners receive 1% of the selling prices of properties sold where they acted as a broker, after which the limited partners will be allocated 85% of any remaining distributions of distributable net proceeds and the general partners will receive 15%. Proceeds distributed in 2008 were allocated to the limited partners, as the limited partners have not yet received their cumulative 7% per annum return plus adjusted capital value.

Undistributed Net Proceeds from Sales and Refinancings:  At December 31, 2008, the Partnership had undistributed net proceeds of approximately $14,795,000 from sales of investment properties. The undistributed net proceeds were used to fund operations and capital improvements at the Partnership’s investment properties.

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance.  The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners.  However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership.  Accordingly, net loss was allocated 99% to the limited partners and 1% to the general partners.  Net loss per limited partnership unit was computed by dividing the net loss allocated to the limited partners by 52,538 units outstanding.

Fair Value of Financial Instruments:  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments.  The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate approximates its carrying value.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances included approximately $9,000 and $267,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation:  Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $438,000 and $377,000, less accumulated amortization of approximately $150,000 and $129,000, are included in other assets on the accompanying consolidated balance sheets at December 31, 2008 and 2007, respectively.  The loan costs are being amortized over the terms of the related loan agreements. Amortization expense for 2008 and 2007 was approximately $21,000 and $18,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $23,000 for each of the years 2009 through 2013.

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

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the year ended December 31, 2008 and 2007. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

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

Advertising:  The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $81,000 and $87,000 for the years ended December 31, 2008 and 2007, respectively, were charged to operating expense.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal Balance At December 31,		Monthly			Principal
			Payment	Stated		Balance
			Including	Interest	Maturity	Due At
Property	2008	2007	Interest	Rate	Date	Maturity
	(in thousands)					(in thousands)

Lake Johnson Mews
Apartments
1st mortgage	$ 5,673	$ 5,843	$ 40	7.43%	07/01/20	$ 4,713
2nd mortgage	2,386	--	15	6.38%	07/01/20	1,926

Tar River Estates
Apartments	4,159	4,343	41	7.23%	01/01/22	--
Total	$12,218	$10,186	$ 96			$ 6,639

On June 30, 2008, the Partnership obtained a second mortgage in the principal amount of $2,400,000 on Lake Johnson Mews Apartments.  The second mortgage bears interest at 6.38% per annum and requires monthly payments of principal and interest of approximately $15,000 beginning on August 1, 2008 through the July 1, 2020 maturity date with a balloon payment of approximately $1,926,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2021.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $61,000 were capitalized during the year ended December 31, 2008 and are included in other assets.

In connection with the second mortgage, the Partnership agreed to certain modifications of the existing mortgage encumbering Lake Johnson Mews Apartments. The modification includes an interest rate of 7.43% per annum, monthly payments of principal and interest of approximately $40,000 beginning August 1, 2008 through the maturity date of July 1, 2020, at which time a balloon payment of approximately $4,713,000 is due.  The previous terms were an interest rate of 7.43%, monthly payments of principal and interest of approximately $57,000 through the maturity date of July 1, 2021, at which date the mortgage was scheduled to be fully amortized. In connection with the modification of the existing mortgage, loan costs of approximately $13,000 were expensed during the year ended December 31, 2008 and are included in general and administrative expenses.

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties.  The mortgage notes payable require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2008 are as follows (in thousands):

2009	$ 279
2010	302
2011	325
2012	349
2013	375
Thereafter	10,588
$ 12,218

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2008	2007

Net loss as reported	$ (992)	$(1,025)
Add (deduct):
Depreciation differences	668	569
Change in prepaid rental	28	8
Gain from casualty and sale	--	(26)
Other	(31)	--
Federal taxable (loss) income	$ (327)	$ (474)

Federal taxable income per
limited partnership unit	$ (6.17)	$ (8.93)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net (liabilities) assets (in thousands):

	2008	2007
Net (liabilities) assets as reported	$ (2,387)	$ 980
Land and buildings	(5,544)	(5,586)
Accumulated depreciation	625	(12)
Syndication fees	6,747	6,747
Other	326	341

Net (liabilities) assets - tax basis	$ (233)	$ 2,470

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $170,000 and $164,000 for the years ended December 31, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $131,000 and $116,000 for the years ended December 31, 2008 and 2007, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the Corporate General Partner of approximately $29,000 and $12,000, respectively.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $78,000 and $86,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,737 limited partnership units (the “Units”) in the Partnership representing 75.64% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.64% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Lake Johnson Mews
Apartments	$ 8,059	$ 338	$ 6,725	$ 6,252
Tar River Estates
Apartments	4,159	474	9,985	6,953
Totals	$12,218	$ 812	$16,710	$13,205

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)

	Buildings And
		Related			Date of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life
				(in thousands)

Lake Johnson Mews Apartments
Raleigh, North Carolina	$ 338	$12,977	$13,315	$ 9,573	1972-1973	09/30/83	5-30 yrs

Tar River Estates Apartments
Greenville, North Carolina	286	17,126	17,412	11,545	1969-1972	01/18/84	5-30 yrs

Totals	$ 624	$30,103	$30,727	$21,118

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended
	December 31,
	2008	2007
	(in thousands)
Investment Properties
Balance at beginning of year	$30,347	$30,072
Property improvements	418	275
Disposal of property	(38)	--
Balance at end of year	$30,727	$30,347

Accumulated Depreciation

Balance at beginning of year	$19,691	$18,222
Additions charged to expense	1,458	1,469
Disposal of property	(31)	--
Balance at end of year	$21,118	$19,691

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2008 and 2007 is approximately $25,183,000 and $24,761,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2008 and 2007 is approximately $20,493,000 and $19,703,000, respectively.

Note F – Casualty Event

In May 2008, Lake Johnson Mews Apartments sustained damages of approximately $88,000 from a water main break. During the year ended December 31, 2008, the Partnership recognized a casualty gain of approximately $21,000 as a result of the receipt of insurance proceeds of approximately $28,000 net of the write off of undepreciated damaged assets of approximately $7,000. During the year ended December 31, 2008, the Partnership also received approximately $6,000 for lost rents as a result of the casualty.

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in conjunction therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

ITEM 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information.

None.

                                      PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The Registrant has no directors or officers.  The general partner responsible for management of the Partnership’s business is Shelter Realty V Corporation (the “Corporate General Partner”).  The names and ages of, as well as the positions and offices held by, the present directors and officers of the Corporate General Partner are set forth below.  There are no family relationships between or among any directors or officers.

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the Corporate General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Corporate General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the Corporate General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Corporate General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the Corporate General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordesmeets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation.

Neither the directors nor officers of the Corporate General Partner received any remuneration from the Registrant.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2008.

Entity	Number of Units	Percentage

CooperRiverProperties, LLC
(an affiliate of AIMCO)	2,722	5.18%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	20,144	38.34%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	16,871	32.12%

Cooper River Properties, LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO.  Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately owned by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Corporate General Partner owns any Units.  The Corporate General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership.  AIMCO Properties, L.P., the other general partner acquired 10 Units during the current fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $170,000 and $164,000 for the years ended December 31, 2008 and 2007, respectively, which are included in operating expenses on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $131,000 and $116,000 for the years ended December 31, 2008 and 2007, respectively, which are included in general and administrative expenses and investment properties on the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment properties for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the Corporate General Partner of approximately $29,000 and $12,000, respectively.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $78,000 and $86,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,737 Units in the Partnership representing 75.64% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.64% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 14.    Principal Accounting Fees and Services.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2009. The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $50,000 and $43,000 for 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $15,000 and $24,000 for 2008 and 2007, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)            The following consolidated financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Operations - Years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows - Years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES V LIMITED PARTNERSHIP

By: Shelter Realty V Corporation
Corporate General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 27, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 27, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 27, 2009
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

(s)   Amended and Restated Multifamily Deed of Trust, Assignment of Rents and Security Agreement (Recast Transaction) dated June 30, 2008 between Federal Home Loan Mortgage Corporation and Shelter Properties V Limited Partnership, a South Carolina limited partnership (Filed in the Registrant’s Current Report on Form 8-K dated June 30, 2008 and incorporated herein by reference).

(t)   Amended and Restated Multifamily Note (Recast Transaction) dated June 30, 2008 between Federal Home Loan Mortgage Corporation and Shelter Properties V Limited Partnership, a South Carolina limited partnership (Filed in the Registrant’s Current Report on Form 8-K dated June 30, 2008 and incorporated herein by reference).

(u)   Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated June 30, 2008 between Capmark Bank and Shelter Properties V Limited Partnership, a South Carolina limited partnership (Filed in the Registrant’s Current Report on Form 8-K dated June 30, 2008 and incorporated herein by reference).

(v)   Multifamily Note dated June 30, 2008 between Capmark Bank and Shelter Properties V Limited Partnership, a South Carolina limited partnership (Filed in the Registrant’s Current Report on Form 8-K dated June 30, 2008 and incorporated herein by reference).

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