Form 10-Q
period 2009-03-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2009-05-12
CIK 712753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 141	$ 117
Receivables and deposits	114	82
Other assets	410	370

Investment properties:
Land	624	624
Buildings and related personal property	30,166	30,103
	30,790	30,727
Less accumulated depreciation	(21,482)	(21,118)
	9,308	9,609
	$ 9,973	$ 10,178
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 172	$ 52
Tenant security deposit liabilities	82	78
Accrued property taxes	46	--
Other liabilities	204	217
Mortgage notes payable (Note D)	12,152	12,218
	12,656	12,565
Partners' Capital (Deficiency)
General partner	105	107
Limited partners (52,538 units issued and
outstanding)	(2,788)	(2,494)
	(2,683)	(2,387)
	$ 9,973	$ 10,178

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 825	$ 759
Other income	47	51
Total revenues	872	810

Expenses:
Operating	424	432
General and administrative	44	42
Depreciation	364	362
Interest	224	193
Property taxes	46	47
Total expenses	1,102	1,076

Casualty gain (Note C)	44	--

Net loss	$ (186)	$ (266)

Net loss allocated to general partners (1%)	$ (2)	$ (3)
Net loss allocated to limited partners (99%)	(184)	(263)

	$ (186)	$ (266)

Net loss per limited partnership unit	$ (3.50)	$ (5.01)

Distributions per limited partnership unit	$ 2.09	$ --

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	52,538	$ 2	$52,538	$52,540

Partners' capital (deficiency)
at December 31, 2008	52,538	$ 107	$(2,494)	$(2,387)

Distribution to partners	--	--	(110)	(110)

Net loss for the three months
ended March 31, 2009	--	(2)	(184)	(186)

Partners' capital (deficiency)
at March 31, 2009	52,538	$ 105	$(2,788)	$(2,683)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (186)	$ (266)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation	364	362
Amortization of loan costs	5	4
Casualty gain	(44)	--
Change in accounts:
Receivables and deposits	(32)	(16)
Other assets	(45)	(19)
Accounts payable	122	(19)
Tenant security deposit liabilities	4	14
Accrued property taxes	46	47
Other liabilities	(13)	(44)
Net cash provided by operating activities	221	63

Cash flows from investing activities:
Property improvements and replacements	(65)	(39)
Insurance proceeds received	44	--
Net cash used in investing activities	(21)	(39)

Cash flows from financing activities:
Payments on mortgage notes payable	(66)	(108)
Distribution to partners	(110)	--
Net cash used in financing activities	(176)	(108)

Net increase (decrease) in cash and cash equivalents	24	(84)
Cash and cash equivalents at beginning of period	117	349
Cash and cash equivalents at end of period	$ 141	$ 265

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 206	$ 189
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 24	$ --

At December 31, 2008, approximately $26,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the three months ended March 31, 2009.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner").  In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner of the partnership, AIMCO Properties, L.P., is also an affiliate of AIMCO.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $45,000 and $40,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $21,000 and $25,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the Corporate General Partner of approximately $1,000 and $2,000, respectively.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $41,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $78,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Casualty Event

In May 2008, Lake Johnson Mews Apartments sustained damages of approximately $88,000 from a water main break. During the fourth quarter of 2008, the Partnership recognized a casualty gain of approximately $21,000 as a result of the receipt of insurance proceeds of approximately $28,000 net of the write off of undepreciated damaged assets of approximately $7,000. During the fourth quarter of 2008, the Partnership also received approximately $6,000 for lost rents as a result of the casualty. During the three months ended March 31, 2009, the Partnership recognized an additional casualty gain of approximately $44,000 as a result of the receipt of additional insurance proceeds.

Note D – Mortgage Financing

On June 30, 2008, the Partnership obtained a second mortgage in the principal amount of $2,400,000 on Lake Johnson Mews Apartments.  The second mortgage bears interest at 6.38% per annum and requires monthly payments of principal and interest of approximately $15,000 beginning on August 1, 2008 through the July 1, 2020 maturity date with a balloon payment of approximately $1,926,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2021.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $61,000 were capitalized during 2008 and are included in other assets.

In connection with the second mortgage, the Partnership agreed to certain modifications of the existing mortgage encumbering Lake Johnson Mews Apartments. The modification includes an interest rate of 7.43% per annum, monthly payments of principal and interest of approximately $40,000 beginning August 1, 2008 through the maturity date of July 1, 2020, at which time a balloon payment of approximately $4,713,000 is due.  The previous terms were an interest rate of 7.43%, monthly payments of principal and interest of approximately $57,000 through the maturity date of July 1, 2021, at which date the mortgage was scheduled to be fully amortized. In connection with the modification of the existing mortgage, loan costs of approximately $13,000 were expensed during the second quarter of 2008.

Note E - Contingencies

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

Note F – Subsequent Event

Subsequent to March 31, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Lake Johnson Mews Apartments, which is projected to close during the third quarter of 2009 for approximately $10,850,000. The Partnership determined that certain criteria of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, were not met at March 31, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes.  The following table sets forth the average occupancy of the properties for the three months ended March 31, 2009 and 2008:

	Average
	Occupancy
Property	2009	2008

Lake Johnson Mews Apartments
Raleigh, North Carolina	91%	87%

Tar River Estates Apartments
Greenville, North Carolina	94%	77%

The Corporate General Partner attributes the increase in occupancy at Lake Johnson Mews Apartments and Tar River Estates Apartments to improved market conditions and property management as a result of staffing changes.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2009 was approximately $186,000 compared to net loss of approximately $266,000 for the three months ended March 31, 2008. The decrease in net loss is due to increases in total revenues and casualty gain, partially offset by an increase in total expenses. The increase in total revenues is primarily due to an increase in rental income. Other income remained relatively constant for the comparable periods.  Rental income increased due to increases in occupancy at Lake Johnson Mews Apartments and Tar River Estates Apartments and an increase in average rental rates at Lake Johnson Mews Apartments, partially offset by a decrease in average rental rates and an increase in bad debt expense at Tar River Estates Apartments.

In May 2008, Lake Johnson Mews Apartments sustained damages of approximately $88,000 from a water main break. During the fourth quarter of 2008, the Partnership recognized a casualty gain of approximately $21,000 as a result of the receipt of insurance proceeds of approximately $28,000 net of the write off of undepreciated damaged assets of approximately $7,000. During the fourth quarter of 2008, the Partnership also received approximately $6,000 for lost rents as a result of the casualty. During the three months ended March 31, 2009, the Partnership recognized an additional casualty gain of approximately $44,000 as a result of the receipt of additional insurance proceeds.

The increase in total expenses is primarily due to an increase in interest expense, partially offset by a decrease in operating expenses. General and administrative, depreciation and property tax expenses remained relatively constant for the comparable periods. The increase in interest expense is primarily due to a higher average debt balance at Lake Johnson Mews Apartments as a result of additional financing in 2008, partially offset by a decrease in interest expense at Tar River Estates Apartments due to scheduled principal payments made on the mortgage encumbering the Partnership’s investment property, which reduced the carrying balance of the loan. The decrease in operating expenses is primarily due to a decrease in costs associated with a lead based paint abatement project completed at Lake Johnson Mews Apartments in 2008, partially offset by increases in salaries and related benefits and utilities at Lake Johnson Mews Apartments and Tar River Estates Apartments.

Included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the annual audit required by the Partnership Agreement and the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $141,000, compared to approximately $265,000 at March 31, 2008. The increase in cash and cash equivalents of approximately $24,000, from December 31, 2008, is due to approximately $221,000 of cash provided by operating activities, partially offset by approximately $176,000 and $21,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of a distribution to partners and payments of principal made on the mortgages encumbering the Partnership’s investment properties. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lake Johnson Mews Apartments:  During the three months ended March 31, 2009, the Partnership completed approximately $28,000 of capital improvements at Lake Johnson Mews Apartments consisting primarily of electrical upgrades, exterior building improvements and floor covering replacement. These improvements were funded from operations and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tar River Estates Apartments:  During the three months ended March 31, 2009, the Partnership completed approximately $35,000 of capital improvements at Tar River Estates Apartments, consisting primarily of parking lot resurfacing and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Tar River Estates Apartments of approximately $4,110,000 matures in 2022, at which time the loan is scheduled to be fully amortized. The mortgage indebtedness encumbering Lake Johnson Mews Apartments of approximately $8,042,000 matures in 2020, at which time a balloon payment of approximately $6,639,000 is due. The Corporate General Partner will attempt to refinance the indebtedness encumbering Lake Johnson Mews Apartments and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2009 and 2008 (in thousands, except per unit data):

	Three months ended	Per Limited	Three months ended	Per Limited

	March 31,	Partnership	March 31,	Partnership

2009

Unit

2008

Unit

Sale(1)	$ 110	$ 2.09	$ --	$ --

(1)   Proceeds from the June 2005 sale of Lexington Green Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity at Lake Johnson Mews Apartments, refinancings and/or property sales.  The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners in 2009 or subsequent periods.

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

	Three Months Ended
	March 31,
	(in thousands)
	2009	2008

Net cash provided by operating activities	$ 221	$ 63
Payments on mortgage notes payable	(66)	(108)
Property improvements and replacements	(65)	(39)
Changes in reserves for net operating
liabilities	(82)	37

Net cash provided by (used in) operations	$ 8	$ (47)

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,737 limited partnership units (the "Units") in the Partnership representing 75.64% of the outstanding Units at March 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.64% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

SHELTER PROPERTIES V LIMITED PARTNERSHIP

By: Shelter Realty V Corporation
Corporate General Partner

Date: May 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 12, 2009	By: /s/Stephen B. Waters
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

(ii)        Contracts related to disposition of properties.

(j)   Purchase and Sale Contract dated May 1, 2009 between Shelter Properties V Limited Partnership, a South Carolina limited partnership and Pennsylvania Realty Group, Inc., a Pennsylvania corporation.(Filed in the Registrant’s Current Report on Form 8-K dated May 1, 2009 and incorporated herein by reference).

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