Form 10-Q
period 2009-06-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2009-08-13
CIK 712753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 2,531	$ 117
Receivables and deposits	65	48
Other assets	169	176
Investment property:
Land	286	286
Buildings and related personal property	17,227	17,126
	17,513	17,412
Less accumulated depreciation	(11,832)	(11,545)
	5,681	5,867
Assets held for sale (Note A)	--	3,970
	$ 8,446	$ 10,178
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 210	$ 52
Tenant security deposit liabilities	46	44
Accrued property taxes	47	--
Other liabilities (Note B)	104	217
Mortgage note payable	4,061	4,159
Liabilities related to assets held for sale
(Notes A & D)	--	8,093
	4,468	12,565
Partners' Capital (Deficiency)
General partner	172	107
Limited partners (52,538 units issued and
outstanding)	3,806	(2,494)
	3,978	(2,387)
	$ 8,446	$ 10,178

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 382	$ 350	$ 784	$ 708
Other income	33	29	56	57
Total revenues	415	379	840	765

Expenses:
Operating	248	229	476	448
General and administrative	35	42	79	84
Depreciation	144	139	287	277
Interest	94	79	171	162
Property taxes	24	32	48	53
Total expenses	545	521	1,061	1,024

Loss from continuing operations	(130)	(142)	(221)	(259)
Loss from discontinued
operations (Notes A, C, D and E)	(442)	(97)	(537)	(246)
Gain on sale of discontinued
operations (Note E)	7,233	--	7,233	--
Net income (loss)	$ 6,661	$ (239)	$ 6,475	$ (505)

Net income (loss) allocated to
general partners (1%)	$ 67	$ (2)	$ 65	$ (5)
Net income (loss) allocated to
limited partners (99%)	6,594	(237)	6,410	(500)

	$ 6,661	$ (239)	$ 6,475	$ (505)
Per limited partnership unit:
Loss from continuing operations	$ (2.46)	$ (2.68)	$ (4.17)	$ (4.88)
Loss from discontinued
operations	(8.33)	(1.83)	(10.12)	(4.64)
Gain on sale of discontinued
operations	136.30	--	136.30	--
Net income (loss)	$125.51	$ (4.51)	$122.01	$ (9.52)
Distribution per limited
partnership unit	$ --	$ --	$ 2.09	$ --

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	52,538	$ 2	$52,538	$52,540

Partners' capital (deficiency)
at December 31, 2008	52,538	$ 107	$(2,494)	$(2,387)

Distribution to partners	--	--	(110)	(110)

Net income for the six months
ended June 30, 2009	--	65	6,410	6,475

Partners' capital
at June 30, 2009	52,538	$ 172	$ 3,806	$ 3,978

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$ 6,475	$ (505)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	730	724
Amortization of loan costs	11	9
Gain on sale of discontinued operations	(7,233)	--
Casualty gain	(44)	--
Loss on extinguishment of debt	186	--
Change in accounts:
Receivables and deposits	17	(35)
Other assets	4	(20)
Accounts payable	135	--
Tenant security deposit liabilities	(32)	22
Accrued property taxes	92	105
Other liabilities	(113)	(80)
Net cash provided by operating activities	228	220

Cash flows from investing activities:
Property improvements and replacements	(189)	(145)
Insurance proceeds received	44	--
Net proceeds from sale of investment property	2,577	--
Net cash provided by (used in) investing activities	2,432	(145)

Cash flows from financing activities:
Payments on mortgage notes payable	(136)	(239)
Proceeds from mortgage note payable	--	2,400
Distribution to partners	(110)	--
Loan costs paid	--	(49)
Net cash (used in) provided by financing activities	(246)	2,112

Net increase in cash and cash equivalents	2,414	2,187

Cash and cash equivalents at beginning of period	117	349
Cash and cash equivalents at end of period	$ 2,531	$ 2,536

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 481	$ 409
Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ 21	$ 8
Assumption of mortgage by buyer	8,021	--

At December 31, 2008, approximately $26,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2009.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner").  In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner of the partnership, AIMCO Properties, L.P., is also an affiliate of AIMCO.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 13, 2009.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and six months ended June 30, 2008 have been restated to reflect the operations of Lake Johnson Mews Apartments as discontinued operations as a result of its sale on June 26, 2009. The operations of Lake Johnson Mews Apartments for the three and six months ended June 30, 2009 are included in loss from discontinued operations. In addition, the consolidated balance sheet as of December 31, 2008 has been restated to reflect the respective assets and liabilities of Lake Johnson Mews Apartments as held for sale due to its sale in June 2009.

The following table presents summarized results of operations for Lake Johnson Mews Apartments for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended June 30,
Lake Johnson Mews Apartments	2009	2008

Revenues	$ 869	$ 883
Expenses	(1,264)	(1,129)
Loss on extinguishment of debt	(186)	--
Casualty gain	44	--
Loss from discontinued operations	$ (537)	$ (246)

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its consolidated financial statements.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $85,000 and $80,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $44,000 and $50,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in general and administrative expenses, loss from discontinued operations, investment property, gain on sale of discontinued operations and assets held for sale. The portion of these reimbursements included in investment property, gain on sale of discontinued operations and assets held for sale for the six months ended June 30, 2009 and 2008 are construction management services provided by an affiliate of the Corporate General Partner of approximately $5,000 and $3,000, respectively. At June 30, 2009, approximately $8,000 of these expenses are outstanding and included in other liabilities. There were no such amounts owed at December 31, 2008.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $56,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $78,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Casualty Event

In May 2008, Lake Johnson Mews Apartments sustained damages of approximately $88,000 from a water main break. During the fourth quarter of 2008, the Partnership recognized a casualty gain of approximately $21,000 as a result of the receipt of insurance proceeds of approximately $28,000 net of the write off of undepreciated damaged assets of approximately $7,000. During the fourth quarter of 2008, the Partnership also received approximately $6,000 for lost rents as a result of the casualty. During the six months ended June 30, 2009, the Partnership recognized an additional casualty gain of approximately $44,000 as a result of the receipt of additional insurance proceeds, which is included in loss from discontinued operations.

Note D – Mortgage Financing

On June 30, 2008, the Partnership obtained a second mortgage in the principal amount of $2,400,000 on Lake Johnson Mews Apartments.  The second mortgage bore interest at 6.38% per annum and required monthly payments of principal and interest of approximately $15,000 beginning on August 1, 2008 through the July 1, 2020 maturity date with a balloon payment of approximately $1,926,000 due at maturity. If no event of default existed at maturity, the maturity date would automatically be extended for one additional year, to July 1, 2021.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $61,000 were capitalized during 2008, of which approximately $49,000 was capitalized during the six months ended June 30, 2008, and were included in assets held for sale at December 31, 2008. These loan costs were included in the write off of unamortized loan costs recorded as loss on extinguishment of debt and included in loss from discontinued operations for the three and six months ended June 30, 2009 as a result of the property’s sale in June 2009. In addition, the mortgage was assumed by the purchaser upon sale of the property.

In connection with the second mortgage financing, the Partnership agreed to certain modifications of the existing mortgage encumbering Lake Johnson Mews Apartments. The modification included an interest rate of 7.43% per annum, monthly payments of principal and interest of approximately $40,000 beginning August 1, 2008 through the maturity date of July 1, 2020, at which time a balloon payment of approximately $4,713,000 was due.  The previous terms were an interest rate of 7.43%, monthly payments of principal and interest of approximately $57,000 through the maturity date of July 1, 2021, at which date the mortgage was scheduled to be fully amortized. In connection with the modification of the existing mortgage, loan costs of approximately $13,000 were expensed during the six months ended June 30, 2008 and are included in loss from discontinued operations. In addition, the mortgage was assumed by the purchaser upon sale of the property.

Note E - Sale of Investment Property

On June 26, 2009, the Partnership sold Lake Johnson Mews Apartments, located in Raleigh, North Carolina, to a third party for a sales price of $10,790,000. The net proceeds realized by the Partnership were approximately $2,577,000 after payment of closing costs of approximately $192,000 and the assumption of the mortgages of approximately $8,021,000 by the purchaser. The sale resulted in a gain of approximately $7,233,000 during the three and six months ended June 30, 2009. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $186,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in loss from discontinued operations.

Note F – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in conjunction therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the six months ended June 30, 2009 and 2008:

	Average
	Occupancy
Property	2009	2008

Tar River Estates Apartments
Greenville, North Carolina	92%	77%

The Corporate General Partner attributes the increase in occupancy at Tar River Estates Apartments to improved market conditions and property management as a result of staffing changes.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2009 was approximately $6,661,000 and $6,475,000, respectively, compared to net loss of approximately $239,000 and $505,000 for the three and six months ended June 30, 2008, respectively. The increase in net income for both periods is primarily due to the recognition of gain on sale of discontinued operations during 2009.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations included in “Item 1. Financial Statements” for the three and six months ended June 30, 2008 have been restated to reflect the operations of Lake Johnson Mews Apartments as discontinued operations as a result of its sale on June 26, 2009. The operations of Lake Johnson Mews Apartments for the three and six months ended June 30, 2009 are included in loss from discontinued operations. In addition, the consolidated balance sheet as of December 31, 2008 has been restated to reflect the respective assets and liabilities of Lake Johnson Mews Apartments as held for sale due to its sale in June 2009.

The following table presents summarized results of operations for Lake Johnson Mews Apartments for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended June 30,
Lake Johnson Mews Apartments	2009	2008

Revenues	$ 869	$ 883
Expenses	(1,264)	(1,129)
Loss on extinguishment of debt	(186)	--
Casualty gain	44	--
Loss from discontinued operations	$ (537)	$ (246)

On June 26, 2009, the Partnership sold Lake Johnson Mews Apartments, located in Raleigh, North Carolina, to a third party for a sales price of $10,790,000. The net proceeds realized by the Partnership were approximately $2,577,000 after payment of closing costs of approximately $192,000 and the assumption of the mortgages of approximately $8,021,000 by the purchaser. The sale resulted in a gain of approximately $7,233,000 during the three and six months ended June 30, 2009. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $186,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in loss from discontinued operations.

In May 2008, Lake Johnson Mews Apartments sustained damages of approximately $88,000 from a water main break. During the fourth quarter of 2008, the Partnership recognized a casualty gain of approximately $21,000 as a result of the receipt of insurance proceeds of approximately $28,000 net of the write off of undepreciated damaged assets of approximately $7,000. During the fourth quarter of 2008, the Partnership also received approximately $6,000 for lost rents as a result of the casualty. During the six months ended June 30, 2009, the Partnership recognized an additional casualty gain of approximately $44,000 as a result of the receipt of additional insurance proceeds, which is included in loss from discontinued operations.

The Partnership recognized losses from continuing operations of approximately $130,000 and $221,000 for the three and six months ended June 30, 2009, respectively, compared to losses from continuing operations of approximately $142,000 and $259,000 for the three and six months ended June 30, 2008, respectively. The decrease in loss from continuing operations for both the three and six months ended June 30, 2009 is due to an increase in total revenues, partially offset by an increase in total expenses.

The increase in total revenues for both the three and six months ended June 30, 2009 is primarily due to an increase in rental income. Other income remained relatively constant for the comparable periods.  Rental income increased for both periods due to an increase in occupancy, partially offset by a decrease in average rental rates at Tar River Estates Apartments.

The increase in total expenses for both the three and six months ended June 30, 2009 is due to increases in operating, depreciation and interest expenses, partially offset by decreases in general and administrative and property tax expenses. The increase in operating expenses for both periods is primarily due to an increase in salaries and related benefits at Tar River Estates Apartments. The increase in depreciation expense for both periods is due to property improvements and replacements placed into service at Tar River Estates Apartments during the past twelve months.   The increase in interest expense for both periods is due to the payment of interest incurred in connection with the escheatment of unclaimed distributions during 2009, partially offset by a decrease in interest expense due to scheduled principal payments made on the mortgage encumbering the Partnership’s remaining investment property, which reduced the carrying balance of the loan. The decrease in property tax expense for both periods is due to decreases in the assessed property value and tax rate at Tar River Estates Apartments.

The decrease in general and administrative expenses for both the three and six months ended June 30, 2009 is due to decreases in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are costs associated with the annual audit required by the Partnership Agreement and the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At June 30, 2009 the Partnership had cash and cash equivalents of approximately $2,531,000, compared to approximately $2,536,000 at June 30, 2008. Cash and cash equivalents increased approximately $2,414,000, from December 31, 2008, due to approximately $228,000 and $2,432,000 of cash provided by operating and investing activities, respectively, partially offset by approximately $246,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of investment property and insurance proceeds received, partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties and a distribution to partners. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements.  The Corporate General Partner monitors developments in the area of legal and regulatory compliance.  Capital improvements planned for the Partnership's remaining property are detailed below.

Lake Johnson Mews Apartments:  During the six months ended June 30, 2009, the Partnership completed approximately $83,000 of capital improvements at Lake Johnson Mews Apartments consisting primarily of electrical upgrades, exterior building and structural improvements and floor covering replacement. These improvements were funded from operations and insurance proceeds. The property was sold to a third party on June 26, 2009.

Tar River Estates Apartments:  During the six months ended June 30, 2009, the Partnership completed approximately $101,000 of capital improvements at Tar River Estates Apartments, consisting primarily of parking lot resurfacing, plumbing improvements, appliance replacements and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Tar River Estates Apartments of approximately $4,061,000 matures in 2022, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2009 and 2008 (in thousands, except per unit data):

	Six months ended	Per Limited	Six months ended	Per Limited

	June 30,	Partnership	June 30,	Partnership

2009

Unit

2008

Unit

Surplus Funds (1)	$ 110	$ 2.09	$ --	$ --

(1)   Surplus funds from the June 2005 sale of Lexington Green Apartments.

Subsequent to June 30, 2009, the Partnership distributed approximately $2,327,000 to the limited partners (approximately $44.29 per Unit) from proceeds from the June 2009 sale of Lake Johnson Mews Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, refinancing and/or property sale.  The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners in 2009 or subsequent periods.

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

	Six Months Ended
	June 30,
	(in thousands)
	2009	2008

Net cash provided by operating activities	$ 228	$ 220
Payments on mortgage notes payable	(136)	(239)
Property improvements and replacements	(189)	(145)
Changes in reserves for net operating
liabilities	(103)	8

Net cash used in operations	$ (200)	$ (156)

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,737 limited partnership units (the "Units") in the Partnership representing 75.63% of the outstanding Units at June 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 6.     Exhibits.

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELTER PROPERTIES V LIMITED PARTNERSHIP

By: Shelter Realty V Corporation
Corporate General Partner

Date: August 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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

(k)  First Amendment to Purchase and Sale Contract between Shelter Properties V Limited Partnership, a South Carolina limited partnership, and Pennsylvania Realty Group, Inc., a Pennsylvania corporation, dated June 3, 2009. (Filed in the Registrant’s Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference.)

(l)         Second Amendment to Purchase and Sale Contract between Shelter Properties V Limited Partnership, a South Carolinalimited partnership, and PRG Lake Johnson Mews Associates, LLC, a North Carolina limited liability company, dated June 15, 2009. (Filed in the Registrant’s Current Report on Form 8-K dated June 15, 2009 and incorporated herein by reference.)

(m)         Third Amendment to Purchase and Sale Contract between Shelter Properties V Limited Partnership, a South Carolinalimited partnership, and PRG Lake Johnson Mews Associates, LLC, a North Carolina limited liability company, dated June 19, 2009. (Filed in the Registrant’s Current Report on Form 8-K dated June 19, 2009 and incorporated herein by reference.)

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