Form 10-Q
period 2009-09-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2009-11-16
CIK 712753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 76	$ 117
Receivables and deposits	52	48
Other assets	164	176
Investment property:
Land	286	286
Buildings and related personal property	17,335	17,126
	17,621	17,412
Less accumulated depreciation	(11,979)	(11,545)
	5,642	5,867
Assets held for sale (Notes A & E)	--	3,970
	$ 5,934	$ 10,178
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 42	$ 52
Tenant security deposit liabilities	42	44
Other liabilities (Note B)	117	217
Distribution payable (Note G)	192	--
Mortgage note payable	4,011	4,159
Liabilities related to assets held for sale
(Notes A, D and E)	--	8,093
	4,404	12,565
Partners' Capital (Deficiency)
General partner	171	107
Limited partners (52,538 units issued and
outstanding)	1,359	(2,494)
	1,530	(2,387)
	$ 5,934	$ 10,178

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 382	$ 374	$ 1,166	$ 1,082
Other income	37	47	93	104
Total revenues	419	421	1,259	1,186

Expenses:
Operating	266	270	742	718
General and administrative	28	56	107	140
Depreciation	147	143	434	420
Interest	75	77	246	239
Property taxes	24	16	72	69
Total expenses	540	562	1,601	1,586

Loss from continuing operations	(121)	(141)	(342)	(400)
Loss from discontinued
operations (Notes A, C and E)	--	(121)	(537)	(367)
Gain on sale of discontinued
operations (Note E)	--	--	7,233	--
Net (loss) income	$ (121)	$ (262)	$ 6,354	$ (767)

Net (loss) income allocated to
general partners (1%)	$ (1)	$ (3)	$ 64	$ (8)
Net (loss) income allocated to
limited partners (99%)	(120)	(259)	6,290	(759)

	$ (121)	$ (262)	$ 6,354	$ (767)
Per limited partnership unit:
Loss from continuing operations	$ (2.28)	$ (2.65)	$ (6.46)	$ (7.54)
Loss from discontinued
operations	--	(2.28)	(10.12)	(6.91)
Gain on sale of discontinued
operations	--	--	136.30	--
Net (loss) income	$ (2.28)	$ (4.93)	$119.72	$(14.45)
Distributions per limited
partnership unit	$ 44.29	$ 45.21	$ 46.38	$ 45.21

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	52,538	$ 2	$ 52,538	$ 52,540

Partners' capital (deficiency)
at December 31, 2008	52,538	$ 107	$ (2,494)	$ (2,387)

Distributions to partners
(Note G)	--	--	(2,437)	(2,437)

Net income for the nine months
ended September 30, 2009	--	64	6,290	6,354

Partners' capital at
September 30, 2009	52,538	$ 171	$ 1,359	$ 1,530

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$ 6,354	$ (767)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	877	1,090
Amortization of loan costs	13	15
Gain on sale of discontinued operations	(7,233)	--
Casualty gain	(44)	--
Loss on extinguishment of debt	186	--
Change in accounts:
Receivables and deposits	30	69
Other assets	7	(22)
Accounts payable	(21)	(14)
Tenant security deposit liabilities	(36)	13
Accrued property taxes	45	45
Other liabilities	(100)	38
Net cash provided by operating activities	78	467

Cash flows from investing activities:
Property improvements and replacements	(309)	(276)
Insurance proceeds received	44	--
Net proceeds from sale of investment property	2,577	--
Net cash provided by (used in) investing
activities	2,312	(276)

Cash flows from financing activities:
Payments on mortgage notes payable	(186)	(299)
Proceeds from mortgage note payable	--	2,400
Distributions to partners	(2,245)	(2,375)
Loan costs paid	--	(49)
Net cash used in financing activities	(2,431)	(323)

Net decrease in cash and cash equivalents	(41)	(132)

Cash and cash equivalents at beginning of period	117	349
Cash and cash equivalents at end of period	$ 76	$ 217

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 555	$ 581
Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ 9	$ 81
Assumption of mortgage by buyer	8,021	--
Distributions payable	192	--

At December 31, 2008, approximately $26,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months ended September 30, 2009.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner").  In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner of the partnership, AIMCO Properties, L.P., is also an affiliate of AIMCO.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying consolidated statements of operations for the three and nine months ended September 30, 2008 have been restated to reflect the operations of Lake Johnson Mews Apartments as discontinued operations as a result of its sale on June 26, 2009. The operations of Lake Johnson Mews Apartments for the nine months ended September 30, 2009 are included in loss from discontinued operations. In addition, the consolidated balance sheet as of December 31, 2008 has been restated to reflect the respective assets and liabilities of Lake Johnson Mews Apartments as held for sale due to its sale in June 2009.

The following table presents summarized results of operations for Lake Johnson Mews Apartments for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,
Lake Johnson Mews Apartments	2009	2008

Revenues	$ 869	$ 1,358
Expenses	(1,264)	(1,725)
Loss on extinguishment of debt	(186)	--
Casualty gain	44	--
Loss from discontinued operations	$ (537)	$ (367)

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $105,000 and $123,000 for the nine months ended September 30, 2009 and 2008, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $62,000 and $84,000 for the nine months ended September 30, 2009 and 2008, respectively, which are included in general and administrative expenses, investment property, gain on sale of discontinued operations and assets held for sale. The portion of these reimbursements included in investment property, gain on sale of discontinued operations and assets held for sale for the nine months ended September 30, 2009 and 2008 are construction management services provided by an affiliate of the Corporate General Partner of approximately $16,000 and $11,000, respectively. At September 30, 2009, approximately $5,000 of these expenses are outstanding and included in other liabilities. There were no such amounts owed at December 31, 2008.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $56,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $78,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Casualty Event

In May 2008, Lake Johnson Mews Apartments sustained damages of approximately $88,000 from a water main break. During the fourth quarter of 2008, the Partnership recognized a casualty gain of approximately $21,000 as a result of the receipt of insurance proceeds of approximately $28,000 net of the write off of undepreciated damaged assets of approximately $7,000. During the fourth quarter of 2008, the Partnership also received approximately $6,000 for lost rents as a result of the casualty. During the nine months ended September 30, 2009, the Partnership recognized an additional casualty gain of approximately $44,000 as a result of the receipt of additional insurance proceeds, which is included in loss from discontinued operations.

Note D – Mortgage Financing

On June 30, 2008, the Partnership obtained a second mortgage in the principal amount of $2,400,000 on Lake Johnson Mews Apartments.  The second mortgage bore interest at 6.38% per annum and required monthly payments of principal and interest of approximately $15,000 beginning on August 1, 2008 through the July 1, 2020 maturity date with a balloon payment of approximately $1,926,000 due at maturity. If no event of default existed at maturity, the maturity date would automatically be extended for one additional year, to July 1, 2021.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $61,000 were capitalized during 2008, of which approximately $49,000 was capitalized during the nine months ended September 30, 2008, and were included in assets held for sale at December 31, 2008. These loan costs were included in the write off of unamortized loan costs recorded as loss on extinguishment of debt and included in loss from discontinued operations for the nine months ended September 30, 2009 as a result of the property’s sale in June 2009. In addition, the mortgage was assumed by the purchaser upon sale of the property.

In connection with the second mortgage financing, the Partnership agreed to certain modifications of the existing mortgage encumbering Lake Johnson Mews Apartments. The modification included an interest rate of 7.43% per annum, monthly payments of principal and interest of approximately $40,000 beginning August 1, 2008 through the maturity date of July 1, 2020, at which time a balloon payment of approximately $4,713,000 was due.  The previous terms were an interest rate of 7.43%, monthly payments of principal and interest of approximately $57,000 through the maturity date of July 1, 2021, at which date the mortgage was scheduled to be fully amortized. In connection with the modification of the existing mortgage, loan costs of approximately $13,000 were expensed during the nine months ended September 30, 2008 and are included in loss from discontinued operations. In addition, the mortgage was assumed by the purchaser upon sale of the property.

Note E - Sale of Investment Property

On June 26, 2009, the Partnership sold Lake Johnson Mews Apartments, located in Raleigh, North Carolina, to a third party for a sales price of $10,790,000. The net proceeds realized by the Partnership were approximately $2,577,000 after payment of closing costs of approximately $192,000 and the assumption of the mortgages of approximately $8,021,000 by the purchaser. The sale resulted in a gain of approximately $7,233,000 during the nine months ended September 30, 2009. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $186,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in loss from discontinued operations.

Note F – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At September 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $4,284,000.

Note G – Distrubtion Payable

As a result of the sale of Lake Johnson Mews Apartments during June 2009, the Partnership declared a distribution to the limited partners of approximately $2,327,000 or $44.29 per limited partnership unit. Payment of approximately $2,135,000 of this distribution was made during July 2009. The unpaid portion of approximately $192,000 has been accrued as a distribution payable and represents the estimated North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Lake Johnson Mews Apartments.

Note H - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the nine months ended September 30, 2009 and 2008:

	Average
	Occupancy
Property	2009	2008

Tar River Estates Apartments
Greenville, North Carolina	90%	80%

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

Results of Operations

The Partnership recognized a net loss of approximately $121,000 for the three months ended September 30, 2009 and net income of approximately $6,354,000 for the nine months ended September 30, 2009, compared to a net loss of approximately $262,000 and $767,000 for the three and nine months ended September 30, 2008, respectively. The decrease in net loss for the three months ended September 30, 2009 is primarily due to decreases in total expenses and loss from discontinued operations. The increase in net income for the nine months ended September 30, 2009 is primarily due to the recognition of gain on sale of discontinued operations during 2009.

The consolidated statements of operations included in “Item 1. Financial Statements” for the three and nine months ended September 30, 2008 have been restated to reflect the operations of Lake Johnson Mews Apartments as discontinued operations as a result of its sale on June 26, 2009. The operations of Lake Johnson Mews Apartments for the nine months ended September 30, 2009 are included in loss from discontinued operations. In addition, the consolidated balance sheet as of December 31, 2008 has been restated to reflect the respective assets and liabilities of Lake Johnson Mews Apartments as held for sale due to its sale in June 2009.

The following table presents summarized results of operations for Lake Johnson Mews Apartments for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,
Lake Johnson Mews Apartments	2009	2008

Revenues	$ 869	$ 1,358
Expenses	(1,264)	(1,725)
Loss on extinguishment of debt	(186)	--
Casualty gain	44	--
Loss from discontinued operations	$ (537)	$ (367)

On June 26, 2009, the Partnership sold Lake Johnson Mews Apartments, located in Raleigh, North Carolina, to a third party for a sales price of $10,790,000. The net proceeds realized by the Partnership were approximately $2,577,000 after payment of closing costs of approximately $192,000 and the assumption of the mortgages of approximately $8,021,000 by the purchaser. The sale resulted in a gain of approximately $7,233,000 during the nine months ended September 30, 2009. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $186,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in loss from discontinued operations.

In May 2008, Lake Johnson Mews Apartments sustained damages of approximately $88,000 from a water main break. During the fourth quarter of 2008, the Partnership recognized a casualty gain of approximately $21,000 as a result of the receipt of insurance proceeds of approximately $28,000 net of the write off of undepreciated damaged assets of approximately $7,000. During the fourth quarter of 2008, the Partnership also received approximately $6,000 for lost rents as a result of the casualty. During the nine months ended September 30, 2009, the Partnership recognized an additional casualty gain of approximately $44,000 as a result of the receipt of additional insurance proceeds, which is included in loss from discontinued operations.

The Partnership recognized losses from continuing operations of approximately $121,000 and $342,000 for the three and nine months ended September 30, 2009, respectively, compared to losses from continuing operations of approximately $141,000 and $400,000 for the three and nine months ended September 30, 2008, respectively. The decrease in loss from continuing operations for the three months ended September 30, 2009 is due to a decrease in total expenses. The decrease in loss from continuing operations for the nine months ended September 30, 2009 is due to an increase in total revenues.

The decrease in total expenses for the three months ended September 30, 2009 is due to a decrease in general and administrative expense, partially offset by an increase in property tax expense. Total expenses remained relatively constant for the nine month period as increases in operating, depreciation and interest expenses were offset by a decrease in general and administrative expenses. Property tax expense remained relatively constant for the nine month period. Interest expense and depreciation expense remained relatively constant for the three month period. Operating expenses also remained relatively constant for the three month period as increases in salaries and related benefits and cable services were offset by decreases in routine repair and maintenance costs at Tar River Estates Apartments. Property tax expense increased for the three month period as a result of an adjustment made during the three months ended September 30, 2008 to properly reflect 2008 real estate taxes as a result of a decrease in both the assessed value of the property and the tax rate charged. The increase in operating expense for the nine month period is due to increases in salaries and related benefits and cable services at Tar River Estates Apartments. The increase in depreciation expense for the nine month period is due to property improvements and replacements placed into service at Tar River Estates Apartments during the past twelve months. The increase in interest expense for the nine month period is due to the payment of interest incurred in connection with the escheatment of unclaimed distributions during 2009, partially offset by a decrease in interest expense due to scheduled principal payments made on the mortgage encumbering the Partnership’s remaining investment property, which reduced the carrying balance of the loan.

The decrease in general and administrative expense for both the three and nine months ended September 30, 2009 is due to decreases in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2009 and 2008 are costs associated with the annual audit required by the Partnership Agreement and the quarterly and annual communications with investors and regulatory agencies.

Total revenues remained relatively constant for the three month period as a decrease in other income was offset by an increase in rental income. The increase in total revenues for the nine months ended September 30, 2009 is due to an increase in rental income partially offset by a decrease in other income. Rental income increased for both periods due to an increase in occupancy at Tar River Estates Apartments. The increase in rental income for the three month period is partially offset by a decrease in average rental rates at Tar River Estates Apartments. The decrease in other income for both periods is due to decreases in lease cancellation fees and other fees at Tar River Estates Apartments and interest income due to lower average cash balances and lower interest rates.

Liquidity and Capital Resources

At September 30, 2009 the Partnership had cash and cash equivalents of approximately $76,000, compared to approximately $117,000 at December 31, 2008. Cash and cash equivalents decreased approximately $41,000, from December 31, 2008, due to approximately $2,431,000 of cash used in financing activities, partially offset by approximately $78,000 and $2,312,000 of cash provided by operating and investing activities, respectively. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties and distributions to partners. Cash provided by investing activities consisted of net proceeds from the sale of investment property and insurance proceeds received, partially offset by property improvements and replacements.

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

Lake Johnson Mews Apartments:  During the nine months ended September 30, 2009, the Partnership completed approximately $83,000 of capital improvements at Lake Johnson Mews Apartments consisting primarily of electrical upgrades, exterior building and structural improvements and floor covering replacement. These improvements were funded from operations and insurance proceeds. The property was sold to a third party on June 26, 2009.

Tar River Estates Apartments:  During the nine months ended September 30, 2009, the Partnership completed approximately $209,000 of capital improvements at Tar River Estates Apartments, consisting primarily of parking lot resurfacing, kitchen and bath upgrades, exterior doors, lighting upgrades, plumbing improvements, appliance replacements and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Tar River Estates Apartments of approximately $4,011,000 matures in 2022, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2009 and 2008 (in thousands, except per unit data):

	Nine months ended	Per Limited	Nine months ended	Per Limited

	September 30,	Partnership	September 30,	Partnership

2009

Unit

2008

Unit

Surplus Funds (1)	$ 110	$ 2.09	$ 2,375	$ 45.21
Sale(2)	2,327	44.29	--	--
	$ 2,437	$ 46.38	$ 2,375	$ 45.21

(1)   Surplus funds from the June 2005 sale of Lexington Green Apartments.

(2)   Proceeds from the June 2009 sale of Lake Johnson Mews Apartments.

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

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net income (loss) as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by operating activities as disclosed in the consolidated statements of cash flows included in “Item 1. Financial Statements” to Net Cash from Operations as defined in the Partnership Agreement.

	Nine Months Ended
	September 30,
	(in thousands)
	2009	2008

Net cash provided by operating activities	$ 78	$ 467
Payments on mortgage notes payable	(186)	(299)
Property improvements and replacements	(309)	(276)
Changes in reserves for net operating
liabilities	75	(129)

Net cash used in operations	$ (342)	$ (237)

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,737 limited partnership units (the "Units") in the Partnership representing 75.63% of the outstanding Units at September 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

SHELTER PROPERTIES V LIMITED PARTNERSHIP

By: Shelter Realty V Corporation
Corporate General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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