Form 10-K
period 2009-12-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2010-03-30
CIK 712753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Registrant is engaged in the business of operating and holding real estate property for investment.  In 1983 and 1984, during its acquisition phase, the Registrant acquired eight existing apartment properties.  The Registrant continues to own and operate one property at December 31, 2009.  See "Item 2. Property".

Commencing May 27, 1983, the Registrant offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, up to 99,900 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000), or 2 Units ($2,000) for an Individual Retirement Account.

The offering terminated on December 8, 1983.  Upon termination of the offering, the Registrant had accepted subscriptions for 52,538 Units, including 100 Units purchased by the Corporate General Partner, for an aggregate of $52,538,000.  Unsold Units (numbering 47,462) were deregistered pursuant to Post Effective Amendment No. 3 to the Registration Statement filed with the Securities and Exchange Commission on December 21, 1983.  The Registrant invested approximately $38,900,000 of such proceeds in eight existing apartment properties.  At December 31, 2009, the Partnership continues to own and operate one of its original properties. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

Item 2.     Property.

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Tar River Estates Apartments	01/18/84	Fee ownership, subject	Apartment
Greenville, North Carolina		to first mortgage. (1)	220 units

(1)   Property is held by a Limited Partnership in which the Partnership owns a 99.99% interest.

On June 26, 2009, the Partnership sold Lake Johnson Mews Apartments, located in Raleigh, North Carolina, to a third party for a sales price of $10,790,000. The net proceeds realized by the Partnership were approximately $2,577,000 after payment of closing costs of approximately $192,000 and the assumption of the mortgages of approximately $8,021,000 by the purchaser. The sale resulted in a gain of approximately $7,248,000 during the year ended December 31, 2009. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $186,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in loss from discontinued operations.

Schedule of Property:

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Tar River Estates
Apartments	$17,649	$12,129	5-30 yrs	S/L	$ 1,793

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2009	Rate	Amortized	Date (2)	Maturity (2)
	(in thousands)				(in thousands)

Tar River Estates
Apartments	$ 3,960	7.23%	(1)	01/01/22	$ --

(1)   The principal balance is being amortized over 240 months.

(2)   See “Note B – Mortgage Note Payable” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay the fixed rate loan and other specific details about the loan.

Schedule of Rental Rates and Occupancy:

Average annual rental rates and occupancy for the years ended December 31, 2009 and 2008 are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2009	2008	2009	2008

Tar River Estates Apartments	$7,896	$8,219	92%	84%

The Corporate General Partner attributes the increase in occupancy at Tar River Estates Apartments to improved market conditions and property management as a result of staffing changes as well as a decrease in rental rates.

The real estate industry is highly competitive.  The Partnership’s property is subject to competition from other residential apartment complexes in the area.  The Corporate General Partner believes that the Partnership’s property is adequately insured.  The property is an apartment complex which leases units for lease terms of one year or less.  As of December 31, 2009, no residential tenant leases 10% or more of the available rental space. The property is in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rate:

Real estate taxes and rate in 2009 for the property were as follows:

	2009	2009
	Billings	Rate
	(in thousands)

Tar River Estates Apartments	$ 91	1.40%

Capital Improvements:

Lake Johnson Mews Apartments:  During the year ended December 31, 2009, the Partnership completed approximately $83,000 of capital improvements at Lake Johnson Mews Apartments consisting primarily of electrical upgrades, exterior building and structural improvements and floor covering replacement. These improvements were funded from operations and insurance proceeds. The property was sold to a third party on June 26, 2009.

Tar River Estates Apartments:  During the year ended December 31, 2009, the Partnership completed approximately $237,000 of capital improvements at Tar River Estates Apartments consisting primarily of parking lot resurfacing, kitchen and bath upgrades, exterior doors, lighting upgrades, plumbing improvements, appliance replacement and floor covering replacement. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

                                       PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Partnership, a publicly-held limited partnership, offered and sold 52,538 limited partnership units (the “Units”) aggregating $52,538,000, inclusive of 100 units which were purchased by the Corporate General Partner.  The Partnership had 1,405 holders of record owning an aggregate of 52,538 Units at December 31, 2009. Affiliates of the Corporate General Partner owned 39,737 Units or 75.63% at December 31, 2009.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008    (in thousands, except per unit data):

	Year ended	Per Limited	Year ended	Per Limited

	December 31,	Partnership	December 31,	Partnership

	2009

Unit

			2008

Unit

Surplus Funds (1)	$ 110	$ 2.09	$ --	$ --
Sale(2)	2,327	44.29	--	--
Refinancing (3)	--	--	2,375	45.21
	$ 2,437	$ 46.38	$ 2,375	$ 45.21

(1)   Surplus funds from the June 2005 sale of Lexington Green Apartments.

(2)   Proceeds from the June 2009 sale of Lake Johnson Mews Apartments.

(3)   Proceeds from the March 2008 second mortgage obtained on Lake Johnson Mews Apartments.

For 2009, the unpaid portion of approximately $192,000 has been accrued as a distribution payable and represents the estimated North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Lake Johnson Mews Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, refinancing and/or property sale.  The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners in 2010 or subsequent periods. See "Item 2. Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,737 Units in the Partnership representing 75.63% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized net income of approximately $6,308,000 for the year ended December 31, 2009, compared to a net loss of approximately $992,000 for the year ended December 31, 2008. The increase in net income for the year ended December 31, 2009 is primarily due to the recognition of gain on sale of discontinued operations during 2009.

The consolidated statement of operations included in “Item 8. Financial Statements and Supplementary Data” for the year ended December 31, 2008 has been restated to reflect the operations of Lake Johnson Mews Apartments as discontinued operations as a result of its sale on June 26, 2009. The operations of Lake Johnson Mews Apartments for the year ended December 31, 2009 are included in loss from discontinued operations. In addition, the consolidated balance sheet as of December 31, 2008 has been restated to reflect the respective assets and liabilities of Lake Johnson Mews Apartments as held for sale due to its sale in June 2009.

The following table presents summarized results of operations for Lake Johnson Mews Apartments for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31,
Lake Johnson Mews Apartments	2009	2008

Revenues	$ 869	$ 1,825
Expenses	(1,259)	(2,336)
Loss on extinguishment of debt	(186)	--
Casualty gain	44	21
Loss from discontinued operations	$ (532)	$ (490)

On June 26, 2009, the Partnership sold Lake Johnson Mews Apartments, located in Raleigh, North Carolina, to a third party for a sales price of $10,790,000. The net proceeds realized by the Partnership were approximately $2,577,000 after payment of closing costs of approximately $192,000 and the assumption of the mortgages of approximately $8,021,000 by the purchaser. The sale resulted in a gain of approximately $7,248,000 during the year ended December 31, 2009. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $186,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in loss from discontinued operations.

In May 2008, Lake Johnson Mews Apartments sustained damages of approximately $88,000 from a water main break. During the year ended December 31, 2008, the Partnership recognized a casualty gain of approximately $21,000, which is included in loss from discontinued operations, as a result of the receipt of insurance proceeds of approximately $28,000 net of the write off of undepreciated damaged assets of approximately $7,000. During the year ended December 31, 2008, the Partnership also received approximately $6,000 for lost rents as a result of the casualty. During the year ended December 31, 2009, the Partnership recognized an additional casualty gain of approximately $44,000 as a result of the receipt of additional insurance proceeds, which is included in loss from discontinued operations.

The Partnership recognized a loss from continuing operations of approximately $408,000 for the year ended December 31, 2009, compared to a loss from continuing operations of approximately $502,000 for the year ended December 31, 2008. The decrease in loss from continuing operations is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is primarily due to an increase in rental income due to an increase in occupancy at Tar River Estates Apartments as a result of staffing changes and a new leasing strategy. Other income remained relatively constant for the comparable periods.

The decrease in total expenses is due to a decrease in general and administrative expenses, partially offset by an increase in depreciation expense. Operating expenses remained relatively constant as an increase in salaries and related benefits as a result of an increase in personnel at Tar River Estates Apartments was offset by decreases in utilities as a result of the property paying for electricity on fewer vacant units, credit card service fees and other administrative fees at Tar River Estates Apartments. Interest and property tax expenses remained relatively constant for the comparable periods. The increase in depreciation expense is due to property improvements and replacements placed into service at Tar River Estates Apartments during the past twelve months.

The decrease in general and administrative expense is due to decreases in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2009 and 2008 are costs associated with the annual audit required by the Partnership Agreement and the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At December 31, 2009 the Partnership had cash and cash equivalents of approximately $139,000, compared to approximately $117,000 at December 31, 2008. Cash and cash equivalents increased approximately $22,000, from December 31, 2008, due to approximately $223,000 and $2,281,000 of cash provided by operating and investing activities, respectively, partially offset by approximately $2,482,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of investment property and insurance proceeds received, partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties and distributions to partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements.  The Corporate General Partner monitors developments in the area of legal and regulatory compliance.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Tar River Estates Apartments of approximately $3,960,000 matures in 2022, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008    (in thousands, except per unit data):

	Year ended	Per Limited	Year ended	Per Limited

	December 31,	Partnership	December 31,	Partnership

	2009

Unit

			2008

Unit

Surplus Funds (1)	$ 110	$ 2.09	$ --	$ --
Sale(2)	2,327	44.29	--	--
Refinancing (3)	--	--	2,375	45.21
	$ 2,437	$ 46.38	$ 2,375	$ 45.21

(1)   Surplus funds from the June 2005 sale of Lexington Green Apartments.

(2)   Proceeds from the June 2009 sale of Lake Johnson Mews Apartments.

(3)   Proceeds from the March 2008 second mortgage obtained on Lake Johnson Mews Apartments.

For 2009, the unpaid portion of approximately $192,000 has been accrued as a distribution payable and represents the estimated North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Lake Johnson Mews Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, refinancing and/or property sale.  The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners in 2010 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by operating activities as disclosed in the consolidated statements of cash flows included in “Item 8. Financial Statements and Supplementary Data” to Net Cash Used In Operations as defined in the Partnership Agreement.

	Years Ended
	December 31,
	2009	2008
	(in thousands)

Net cash provided by operating activities	$ 223	$ 536
Property improvements and replacements	(340)	(392)
Payments on mortgage notes payable	(237)	(368)
Changes in reserves for net operating liabilities	21	(70)

Net cash used in operations as defined in the
Partnership Agreement	$ (333)	$ (294)

The Corporate General Partner may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations.  The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The changes in other reserves during the years ended December 31, 2009 and 2008 were a decrease of approximately $21,000 and an increase of approximately $70,000, respectively. The amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes and other liabilities.  At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,737 Units in the Partnership representing 75.63% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s asset.

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

Item 8.     Financial Statements and Supplementary Data.

SHELTER PROPERTIES V LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets - December 31, 2009 and 2008

Consolidated Statements of Operations – Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners' Capital (Deficiency) – Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows – Years ended December 31, 2009 and 2008

      Notes to Consolidated Financial Statements

               Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties V Limited Partnership

We have audited the accompanying consolidated balance sheets of Shelter Properties V Limited Partnership as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners’ capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties V Limited Partnership at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 30, 2010

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$ 139	$ 117
Receivables and deposits	43	48
Other assets	127	176
Investment property (Notes B and E):
Land	286	286
Buildings and related personal property	17,363	17,126
	17,649	17,412
Less accumulated depreciation	(12,129)	(11,545)
	5,520	5,867
Assets held for sale (Notes A and G)	--	3,970
	$ 5,829	$ 10,178
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 27	$ 52
Tenant security deposit liabilities	42	44
Other liabilities	124	217
Distribution payable (Note H)	192	--
Mortgage note payable (Note B)	3,960	4,159
Liabilities related to assets held for sale
(Notes A, B and G)	--	8,093
	4,345	12,565
Partners' Capital (Deficiency)
General partners	170	107
Limited partners (52,538 units issued and
outstanding)	1,314	(2,494)
	1,484	(2,387)
	$ 5,829	$ 10,178

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended
	December 31,
	2009	2008
Revenues:
Rental income	$ 1,587	$ 1,502
Other income	109	123
Total revenues	1,696	1,625

Expenses:
Operating	976	966
General and administrative	133	189
Depreciation	584	564
Interest	319	316
Property taxes	92	92
Total expenses	2,104	2,127

Loss from continuing operations	(408)	(502)
Loss from discontinued
operations (Notes A, F and G)	(532)	(490)
Gain on sale of discontinued
operations (Note G)	7,248	--
Net income (loss) (Note C)	$ 6,308	$ (992)

Net income (loss) allocated to general partners (1%)	$ 63	$ (10)
Net income (loss) allocated to limited partners (99%)	6,245	(982)

	$ 6,308	$ (992)
Per limited partnership unit:
Loss from continuing operations	$ (7.69)	$ (9.46)
Loss from discontinued operations	(10.03)	(9.23)
Gain on sale of discontinued operations	136.59	--
Net income (loss)	$118.87	$(18.69)

Distributions per limited partnership unit	$ 46.38	$ 45.21

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	52,538	$ 2	$52,538	$52,540

Partners’ capital
at December 31, 2007	52,538	$ 117	$ 863	$ 980

Distributions to partners	--	--	(2,375)	(2,375)

Net loss for the year ended
December 31, 2008	--	(10)	(982)	(992)

Partners’ capital (deficiency) at
December 31, 2008	52,538	107	(2,494)	(2,387)

Distributions to partners	--	--	(2,437)	(2,437)

Net income for the year ended
December 31, 2009	--	63	6,245	6,308

Partners’ capital at
December 31, 2009	52,538	$ 170	$ 1,314	$ 1,484

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$ 6,308	$ (992)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	1,027	1,458
Amortization of loan costs	15	21
Gain on sale of discontinued operations	(7,248)	--
Casualty gain	(44)	(21)
Loss on extinguishment of debt	186	--
Change in accounts:
Receivables and deposits	39	99
Other assets	42	(7)
Accounts payable	(18)	(23)
Tenant security deposit liabilities	(36)	13
Accrued property taxes	45	--
Other liabilities	(93)	(12)
Net cash provided by operating activities	223	536

Cash flows from investing activities:
Property improvements and replacements	(340)	(392)
Insurance proceeds received	44	28
Net proceeds from sale of investment property	2,577	--
Net cash provided by (used in) investing activities	2,281	(364)

Cash flows from financing activities:
Payments on mortgage notes payable	(237)	(368)
Proceeds from mortgage note payable	--	2,400
Loan costs paid	--	(61)
Distributions to partners	(2,245)	(2,375)
Net cash used in financing activities	(2,482)	(404)

Net increase (decrease) in cash and cash equivalents	22	(232)
Cash and cash equivalents at beginning of year	117	349
Cash and cash equivalents at end of year	$ 139	$ 117

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 627	$ 813
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 6	$ 26
Assumption of mortgage by buyer	8,021	--
Distributions payable	192	--

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2009

Note A - Organization and Summary of Significant Accounting Policies

Organization: Shelter Properties V Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on August 21, 1981.  The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The other general partner is AIMCO Properties, L.P., an affiliate of both the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2023 unless terminated prior to such date.  The Partnership commenced operations on July 19, 1983, and completed its acquisition of apartment properties on January 18, 1984.  The Partnership operates one apartment property located in North Carolina at December 31, 2009.

The accompanying consolidated statement of operations for the year ended December 31, 2008 has been restated to reflect the operations of Lake Johnson Mews Apartments as discontinued operations as a result of its sale on June 26, 2009. The operations of Lake Johnson Mews Apartments for the year ended December 31, 2009 are included in loss from discontinued operations. In addition, the consolidated balance sheet as of December 31, 2008 has been restated to reflect the respective assets and liabilities of Lake Johnson Mews Apartments as held for sale due to its sale in June 2009.

The following table presents summarized results of operations for Lake Johnson Mews Apartments for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31,
Lake Johnson Mews Apartments	2009	2008

Revenues	$ 869	$ 1,825
Expenses	(1,259)	(2,336)
Loss on extinguishment of debt	(186)	--
Casualty gain	44	21
Loss from discontinued operations	$ (532)	$ (490)

Reclassifications: Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Subsequent Events: The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

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

All distributions of distributable net proceeds (as defined in the Partnership Agreement) from property dispositions and refinancings will be allocated to the limited partners until each limited partner has received an amount equal to a cumulative 7% per annum return of the average of the limited partners' adjusted capital value, less any prior distributions of net cash from operations and distributable net proceeds, and has also received an amount equal to the limited partners' adjusted capital value.  Thereafter, the general partners receive 1% of the selling prices of properties sold where they acted as a broker, after which the limited partners will be allocated 85% of any remaining distributions of distributable net proceeds and the general partners will receive 15%. Proceeds distributed in 2009 and 2008 were allocated to the limited partners, as the limited partners have not yet received their cumulative 7% per annum return plus adjusted capital value.

Undistributed Net Proceeds from Sales and Refinancings:  At December 31, 2009, the Partnership had undistributed net proceeds of approximately $14,685,000 from sales of investment properties. The undistributed net proceeds were used to fund operations and capital improvements at the Partnership’s investment properties.

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance.  The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith; the balance shall be allocated to the limited partners.  However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership.  Accordingly, net income (loss) was allocated 99% to the limited partners and 1% to the general partners.  Net income (loss) per limited partnership unit was computed by dividing the net income (loss) allocated to the limited partners by 52,538 units outstanding.

Recent Accounting Pronouncement: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Fair Value of Financial Instruments:  FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments.  The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. At December 31, 2009 the fair value of the Partnership’s long-term debt at the Partnership’s incremental borrowing rate was approximately $4,225,000.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances included approximately $108,000 and $9,000 at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation:  Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $145,000, less accumulated amortization of approximately $58,000 and $51,000, are included in other assets at December 31, 2009 and 2008, respectively. Loan costs of approximately $293,000, less accumulated amortization of approximately $99,000 were included in assets held for sale at December 31, 2008. The loan costs are being amortized over the terms of the related loan agreements. Amortization expense for 2009 and 2008 was approximately $15,000 and $21,000, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $7,000 for each of the years 2010 through 2014.

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

Investment Property: Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2009 and 2008. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ended December 31, 2009 and 2008.

Segment Reporting: FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Advertising:  The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $44,000 and $81,000 for the years ended December 31, 2009 and 2008, respectively, were charged to operating expense and loss from discontinued operations.

Note B - Mortgage Note Payable

The terms of mortgage note payable are as follows:

	Principal Balance At December 31,		Monthly			Principal
			Payment	Stated		Balance
			Including	Interest	Maturity	Due At
Property	2009	2008	Interest	Rate	Date	Maturity
	(in thousands)					(in thousands)

Tar River Estates
Apartments	$ 3,960	$ 4,159	$ 41	7.23%	01/01/22	$ --

On June 30, 2008, the Partnership obtained a second mortgage in the principal amount of $2,400,000 on Lake Johnson Mews Apartments.  The second mortgage bore interest at 6.38% per annum and required monthly payments of principal and interest of approximately $15,000 beginning on August 1, 2008 through the July 1, 2020 maturity date with a balloon payment of approximately $1,926,000 due at maturity. If no event of default existed at maturity, the maturity date would automatically be extended for one additional year, to July 1, 2021.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Corporate General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $61,000 were capitalized during the year ended December 31, 2008 and were included in assets held for sale at December 31, 2008. These loan costs were included in the write off of unamortized loan costs recorded as loss on extinguishment of debt and included in loss from discontinued operations for the year ended December 31, 2009 as a result of the property’s sale in June 2009. In addition, the mortgage was assumed by the purchaser upon sale of the property.

In connection with the second mortgage financing, the Partnership agreed to certain modifications of the existing mortgage encumbering Lake Johnson Mews Apartments. The modification included an interest rate of 7.43% per annum, monthly payments of principal and interest of approximately $40,000 beginning August 1, 2008 through the maturity date of July 1, 2020, at which time a balloon payment of approximately $4,713,000 was due.  The previous terms were an interest rate of 7.43%, monthly payments of principal and interest of approximately $57,000 through the maturity date of July 1, 2021, at which date the mortgage was scheduled to be fully amortized. In connection with the modification of the existing mortgage, loan costs of approximately $13,000 were expensed during the year ended December 31, 2008 and are included in loss from discontinued operations. In addition, the mortgage was assumed by the purchaser upon sale of the property.

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the rental property.  The mortgage note payable requires a prepayment penalty if repaid prior to maturity and prohibits resale of the property subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2009 are as follows (in thousands):

2010	$ 213
2011	229
2012	246
2013	265
2014	284
Thereafter	2,723
$ 3,960

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

	2009	2008

Net income (loss) as reported	$ 6,308	$ (992)
Add (deduct):
Depreciation differences	528	668
Change in prepaid rental	(11)	28
Gain from casualty and sale	493	--
Other	(11)	(31)
Federal taxable income (loss)	$ 7,307	$ (327)

Federal taxable income (loss) per
limited partnership unit	$137.69	$ (6.17)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (liabilities) (in thousands):

	2009	2008
Net assets (liabilities) as reported	$ 1,484	$ (2,387)
Land and buildings	(6,397)	(5,544)
Accumulated depreciation	2,670	625
Syndication fees	6,747	6,747
Other	132	326

Net assets (liabilities) - tax basis	$ 4,636	$ (233)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $128,000 and $170,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $71,000 and $131,000 for the years ended December 31, 2009 and 2008, respectively, which are included in general and administrative expenses, investment property, gain on sale of discontinued operations and assets held for sale. The portion of these reimbursements included in investment property, gain on sale of discontinued operations and assets held for sale for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the Corporate General Partner of approximately $19,000 and $29,000, respectively.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $57,000 and $78,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,737 limited partnership units (the “Units”) in the Partnership representing 75.63% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Tar River Estates
Apartments	$ 3,960	$ 474	$ 9,985	$ 7,190

Gross Amount At Which Carried
At December 31, 2009
(in thousands)

Buildings And
		Related			Date of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life
(in thousands)

Tar River Estates
Apartments
Greenville,	$ 286	$17,363	$17,649	$12,129	1969-1972	01/18/84	5-30 yrs
North Carolina

Reconciliation of "investment property and accumulated depreciation":

	Years Ended
	December 31,
	2009	2008
	(in thousands)
Investment Property
Balance at beginning of year	$ 17,412	$ 30,347
Property improvements	320	418
Disposal of property	(83)	(38)
Assets held for sale	--	(13,315)
Balance at end of year	$ 17,649	$ 17,412

Accumulated Depreciation

Balance at beginning of year	$ 11,545	$ 19,691
Additions charged to expense	1,027	1,458
Disposal of property	(443)	(31)
Assets held for sale	--	(9,573)
Balance at end of year	$ 12,129	$ 11,545

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2009 and 2008 is approximately $11,252,000 and $25,183,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2009 and 2008 is approximately $9,459,000 and $20,493,000, respectively.

Note F – Casualty Event

In May 2008, Lake Johnson Mews Apartments sustained damages of approximately $88,000 from a water main break. During the year ended December 31, 2008, the Partnership recognized a casualty gain of approximately $21,000, which is included in loss from discontinued operations, as a result of the receipt of insurance proceeds of approximately $28,000 net of the write off of undepreciated damaged assets of approximately $7,000. During the year ended December 31, 2008, the Partnership also received approximately $6,000 for lost rents as a result of the casualty. During the year ended December 31, 2009, the Partnership recognized an additional casualty gain of approximately $44,000 as a result of the receipt of additional insurance proceeds, which is included in loss from discontinued operations.

Note G - Sale of Investment Property

On June 26, 2009, the Partnership sold Lake Johnson Mews Apartments, located in Raleigh, North Carolina, to a third party for a sales price of $10,790,000. The net proceeds realized by the Partnership were approximately $2,577,000 after payment of closing costs of approximately $192,000 and the assumption of the mortgages of approximately $8,021,000 by the purchaser. The sale resulted in a gain of approximately $7,248,000 during the year ended December 31, 2009. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $186,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in loss from discontinued operations.

Note H – Distribtion Payable

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

Note I - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Note J – Subsequent Event

Subsequent to December 31, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Tar River Estates Apartments, which is projected to close during the second quarter of 2010 for a sales price of $6,900,000. The Partnership determined that certain held for sale criteria were not met at December 31, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	38	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the Corporate General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Corporate General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Corporate General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the Corporate General Partner in February 2009.  He joined AIMCO and the Corporate General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Corporate General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the Corporate General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the Corporate General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Corporate General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2009.

Entity	Number of Units	Percentage

CooperRiverProperties, LLC
(an affiliate of AIMCO)	2,722	5.18%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	20,144	38.34%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	16,871	32.11%

Cooper River Properties, LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO.  Their business address is 55 Beattie Place, Greenville, South Carolina 29601.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $128,000 and $170,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $71,000 and $131,000 for the years ended December 31, 2009 and 2008, respectively, which are included in general and administrative expenses, investment property, gain on sale of discontinued operations and assets held for sale. The portion of these reimbursements included in investment property, gain on sale of discontinued operations and assets held for sale for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the Corporate General Partner of approximately $19,000 and $29,000, respectively.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $57,000 and $78,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,737 Units in the Partnership representing 75.63% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 14.    Principal Accounting Fees and Services.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2010. The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $46,000 and $50,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $19,000 and $15,000 for 2009 and 2008, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)            The following consolidated financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2009 and 2008

Consolidated Statements of Operations - Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES V LIMITED PARTNERSHIP

By: Shelter Realty V Corporation
Corporate General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 30, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 30, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 30, 2010
Stephen B. Waters	Accounting

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

(n)  Purchase and Sale Contract between New Shelter V Limited Partnership, a Delaware limited partnership and Goldoller Greenville, I, LLC, a Delaware limited liability company, dated February 9, 2010. (Filed in the Registrant’s Current Report on Form 8-K dated February 9, 2010 and incorporated herein by reference.)

(o)  First Amendment to the Purchase and Sale Contract between New Shelter V Limited Partnership, a Delaware limited partnership and Goldoller Greenville, I, LLC, a Delaware limited liability company, dated February 24, 2010. (Filed in the Registrant’s Current Report on Form 8-K dated February 24, 2010 and incorporated herein by reference.)

(p)  Second Amendment to the Purchase and Sale Contract between New Shelter V Limited Partnership, a Delaware limited partnership and Goldoller Greenville, I, LLC, a Delaware limited liability company, dated March 26, 2010. (Filed in the Registrant’s Current Report on Form 8-K dated March 26, 2010 and incorporated herein by reference.)

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