Form 10-Q
period 2010-03-31
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2010-05-17
CIK 712753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets held for sale:
Cash and cash equivalents	$ 128	$ 139
Receivables and deposits	52	43
Other assets	138	127

Investment property:
Land	286	286
Buildings and related personal property	17,402	17,363
	17,688	17,649
Less accumulated depreciation	(12,278)	(12,129)
	5,410	5,520
	$ 5,728	$ 5,829
Liabilities and Partners' Capital
Liabilities related to assets held for sale:
Accounts payable	$ 61	$ 27
Tenant security deposit liabilities	49	42
Accrued property taxes	24	--
Other liabilities	83	124
Due to affiliates (Note B)	58	--
Distribution payable (Note F)	107	192
Mortgage note payable	3,909	3,960
	4,291	4,345
Partners' Capital
General partners	170	170
Limited partners (52,538 units issued and
outstanding)	1,267	1,314
	1,437	1,484
	$ 5,728	$ 5,829

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009
Loss from continuing operations	$ --	$ --
Loss from discontinued operations:
Revenues:
Rental income	421	825
Other income	27	47
Total revenues	448	872

Expenses:
Operating	217	424
General and administrative	32	44
Depreciation	149	364
Interest	73	224
Property taxes	24	46
Total expenses	495	1,102

Casualty gain (Note C)	--	44

Net loss	$ (47)	$ (186)

Net loss allocated to general partners (1%)	$ --	$ (2)
Net loss allocated to limited partners (99%)	(47)	(184)

	$ (47)	$ (186)

Net loss per limited partnership unit	$ (.89)	$ (3.50)

Distributions per limited partnership unit	$ --	$ 2.09

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	52,538	$ 2	$52,538	$52,540

Partners' capital
at December 31, 2009	52,538	$ 170	$ 1,314	$ 1,484

Net loss for the three months
ended March 31, 2010	--	--	(47)	(47)

Partners' capital
at March 31, 2010	52,538	$ 170	$ 1,267	$ 1,437

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (47)	$ (186)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation	149	364
Amortization of loan costs	2	5
Casualty gain	--	(44)
Change in accounts:
Receivables and deposits	(9)	(32)
Other assets	(13)	(45)
Accounts payable	35	122
Tenant security deposit liabilities	7	4
Accrued property taxes	24	46
Other liabilities	(41)	(13)
Due to affiliates	8	--
Net cash provided by operating activities	115	221

Cash flows from investing activities:
Property improvements and replacements	(40)	(65)
Insurance proceeds received	--	44
Net cash used in investing activities	(40)	(21)

Cash flows from financing activities:
Payments on mortgage notes payable	(51)	(66)
Advances from affiliate	50	--
Distributions to partners	(85)	(110)
Net cash used in financing activities	(86)	(176)

Net (decrease) increase in cash and cash equivalents	(11)	24
Cash and cash equivalents at beginning of period	139	117
Cash and cash equivalents at end of period	$ 128	$ 141

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 71	$ 206
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 5	$ 24

At December 31, 2009 and 2008, approximately $6,000 and $26,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the three months ended March 31, 2010 and 2009, respectively.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties V Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is Shelter Realty V Corporation (the "Corporate General Partner").  In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner of the partnership, AIMCO Properties, L.P., is also an affiliate of AIMCO.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying consolidated statements of discontinued operations for the three months ended March 31, 2010 and 2009 reflect the operations of Tar River Estates Apartments as loss from discontinued operations and the balance sheets as of March 31, 2010 and December 31, 2009 reflect the assets and liabilities of Tar River Estates Apartments as held for sale, as the Partnership determined that the held for sale criteria were met at March 31, 2010. On February 9, 2010, the Partnership entered into a sale contract with a third party relating to the sale of Tar River Estates Apartments, which is projected to close during the second quarter of 2010 for a sales price of $6,900,000. The consolidated statement of discontinued operations for the three months ended March 31, 2009 also reflects the operations of Lake Johnson Mews Apartments, which sold on June 26, 2009, as loss from discontinued operations.

Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

The following tables present summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2010 and 2009 (in thousands):

Three Months Ended March 31, 2010
Tar River Estates
	Apartments	Other	Total

Revenues	$ 448	$ --	$ 448
Expenses	(463)	(32)	(495)
Loss from discontinued operations	$ (15)	$ (32)	$ (47)

	Three Months Ended March 31, 2009
		Lake Johnson
	Tar River Estates	Mews
	Apartments	Apartments	Other	Total

Revenues	$ 425	$ 447	$ --	$ 872
Expenses	(472)	(586)	(44)	(1,102)
Casualty gain	--	44	--	44
Loss from discontinued
operations	$ (47)	$ (95)	$ (44)	$ (186)

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $23,000 and $45,000 for the three months ended March 31, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $12,000 and $21,000 for the three months ended March 31, 2010 and 2009, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2010 and 2009 are construction management services provided by an affiliate of the Corporate General Partner of approximately $3,000 and $1,000, respectively. At March 31, 2010, approximately $8,000 of these expenses are outstanding and included in due to affiliates. There were no such amounts owed at December 31, 2009.

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

In accordance with the Partnership Agreement, during the three months ended March 31, 2010, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced to the Partnership approximately $50,000 to fund operating expenses at Tar River Estates Apartments. The advance bears interest at the prime rate plus 2% (5.25% at March 31, 2010). Interest expense was less than $1,000 for the three months ended March 31, 2010. There were no such advances or interest expense during the three months ended March 31, 2009. At March 31, 2010, there were outstanding advances and associated accrued interest of approximately $50,000, which is included in due to affiliates on the consolidated balance sheet. There were no outstanding advances or accrued interest owed at December 31, 2009. Subsequent to March 31, 2010, the Partnership received an advance of approximately $23,000 to fund operating expenses at Tar River Estates Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $20,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $57,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Casualty Event

In May 2008, Lake Johnson Mews Apartments sustained damages of approximately $88,000 from a water main break. During 2008, the Partnership recognized a casualty gain of approximately $21,000 as a result of the receipt of insurance proceeds of approximately $28,000, net of the write off of undepreciated damaged assets of approximately $7,000. During 2008, the Partnership also received approximately $6,000 for lost rents as a result of the casualty. During the three months ended March 31, 2009, the Partnership recognized an additional casualty gain of approximately $44,000 as a result of the receipt of additional insurance proceeds.

Note D - Sale of Investment Property

On June 26, 2009, the Partnership sold Lake Johnson Mews Apartments, located in Raleigh, North Carolina, to a third party for a sales price of $10,790,000. The net proceeds realized by the Partnership were approximately $2,577,000 after payment of closing costs of approximately $192,000 and the assumption of the mortgages of approximately $8,021,000 by the purchaser. The sale resulted in a gain of approximately $7,248,000 during the year ended December 31, 2009. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $186,000 during the year ended December 31, 2009 due to the write-off of unamortized loan costs.

Note E – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. At March 31, 2010, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $4,165,000.

Note F – Distribution Payable

The distribution payable at March 31, 2010 and December 31, 2009 represents the estimated North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Lake Johnson Mews Apartments. During the three months ended March 31, 2010, the Partnership paid approximately $85,000 of such nonresident withholding taxes. The remaining distribution payable of approximately $107,000 at March 31, 2010 will be paid with a subsequent distribution.

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Corporate General Partner have implemented policies, procedures, third-party audits and training and the Corporate General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.   To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of discontinued operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the three months ended March 31, 2010 and 2009:

	Average
	Occupancy
Property	2010	2009

Tar River Estates Apartments
Greenville, North Carolina	96%	94%

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2010 was approximately $47,000 compared to a net loss of approximately $186,000 for the three months ended March 31, 2009.

The consolidated statements of discontinued operations for the three months ended March 31, 2010 and 2009 reflect the operations of Tar River Estates Apartments as loss from discontinued operations and the balance sheets as of March 31, 2010 and December 31, 2009 reflect the assets and liabilities of Tar River Estates Apartments as held for sale, as the Partnership determined that the held for sale criteria were met at March 31, 2010. On February 9, 2010, the Partnership entered into a sale contract with a third party relating to the sale of Tar River Estates Apartments, which is projected to close during the second quarter of 2010 for a sales price of $6,900,000. The consolidated statement of discontinued operations for the three months ended March 31, 2009 also reflects the operations of Lake Johnson Mews Apartments, which sold on June 26, 2009, as loss from discontinued operations.

On June 26, 2009, the Partnership sold Lake Johnson Mews Apartments, located in Raleigh, North Carolina, to a third party for a sales price of $10,790,000. The net proceeds realized by the Partnership were approximately $2,577,000 after payment of closing costs of approximately $192,000 and the assumption of the mortgages of approximately $8,021,000 by the purchaser. The sale resulted in a gain of approximately $7,248,000 during the year ended December 31, 2009. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $186,000 during the year ended December 31, 2009 due to the write-off of unamortized loan costs.

The following tables present summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2010 and 2009 (in thousands):

Three Months Ended March 31, 2010
Tar River Estates
	Apartments	Other	Total

Revenues	$ 448	$ --	$ 448
Expenses	(463)	(32)	(495)
Loss from discontinued operations	$ (15)	$ (32)	$ (47)

	Three Months Ended March 31, 2009
		Lake Johnson
	Tar River Estates	Mews
	Apartments	Apartments	Other	Total

Revenues	$ 425	$ 447	$ --	$ 872
Expenses	(472)	(586)	(44)	(1,102)
Casualty gain	--	44	--	44
Loss from discontinued
operations	$ (47)	$ (95)	$ (44)	$ (186)

The Partnership recognized losses from discontinued operations of approximately $47,000 and $186,000 for the three months ended March 31, 2010 and 2009, respectively.  The decrease in loss from discontinued operations is due to a decrease in total expenses, partially offset by a decrease in total revenues and the recognition of a casualty gain in 2009. Total expenses and total revenues decreased as a result of the sale of Lake Johnson Mews Apartments in June 2009 (as discussed above). Excluding the operations of Lake Johnson Mews Apartments, the Partnership had a loss from discontinued operations of approximately $47,000 and $91,000 for the three months ended March 31, 2010 and 2009, respectively.

In May 2008, Lake Johnson Mews Apartments sustained damages of approximately $88,000 from a water main break. During 2008, the Partnership recognized a casualty gain of approximately $21,000 as a result of the receipt of insurance proceeds of approximately $28,000, net of the write off of undepreciated damaged assets of approximately $7,000. During 2008, the Partnership also received approximately $6,000 for lost rents as a result of the casualty. During the three months ended March 31, 2009, the Partnership recognized an additional casualty gain of approximately $44,000 as a result of the receipt of additional insurance proceeds.

Excluding the operations of Lake Johnson Mews Apartments, total revenues increased due to increases in rental income and other income.  Rental income increased due to increases in occupancy and the average rental rate and a decrease in bad debt expense at Tar River Estates Apartments. Other income increased due to an increase in application fees due to a higher apartment turnover rate at Tar River Estates Apartments.

Excluding the operations of Lake Johnson Mews Apartments, total expenses decreased due to decreases in operating, interest and general and administrative expenses, partially offset by an increase in depreciation expense. Property tax expense remained relatively constant for the comparable periods. Operating expense decreased due to a decrease in salaries and related benefits and credit card service fees at Tar River Estates Apartments. Interest expense decreased due to scheduled principal payments made on the mortgage encumbering Tar River Estates Apartments, which reduced the carrying balance of the loan. Depreciation expense increased primarily due to assets placed into service at Tar River Estates Apartments during the past twelve months which are now being depreciated.

General and administrative expenses decreased primarily due to a decrease in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2010 and 2009 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2010 the Partnership had cash and cash equivalents of approximately $128,000, compared to approximately $139,000 at December 31, 2009. Cash and cash equivalents decreased approximately $11,000 due to approximately $40,000 and $86,000 of cash used in investing and financing activities, respectively, partially offset by approximately $115,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties and distributions to partners, partially offset by advances received from an affiliate.

In accordance with the Partnership Agreement, during the three months ended March 31, 2010, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced to the Partnership approximately $50,000 to fund operating expenses at Tar River Estates Apartments. The advance bears interest at the prime rate plus 2% (5.25% at March 31, 2010). Interest expense was less than $1,000 for the three months ended March 31, 2010. There were no such advances or interest expense during the three months ended March 31, 2009. At March 31, 2010, there were outstanding advances and associated accrued interest of approximately $50,000, which is included in due to affiliates on the consolidated balance sheet. There were no outstanding advances or accrued interest owed at December 31, 2009. Subsequent to March 31, 2010, the Partnership received an advance of approximately $23,000 to fund operating expenses at Tar River Estates Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Tar River Estates Apartments:  During the three months ended March 31, 2010, the Partnership completed approximately $39,000 of capital improvements at Tar River Estates Apartments, consisting primarily of window replacements, exterior doors, and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Tar River Estates Apartments of approximately $3,909,000 matures in 2022, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2010 and 2009 (in thousands, except per unit data):

	Three months ended	Per Limited	Three months ended	Per Limited

	March 31,	Partnership	March 31,	Partnership

2010

Unit

2009

Unit

Surplus Funds (1)	$ --	$ --	$ 110	$ 2.09

(1)   Surplus funds from the June 2005 sale of Lexington Green Apartments.

The distribution payable at March 31, 2010 and December 31, 2009 represents the estimated North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Lake Johnson Mews Apartments. During the three months ended March 31, 2010, the Partnership paid approximately $85,000 of such nonresident withholding taxes. The remaining distribution payable of approximately $107,000 at March 31, 2010 will be paid with a subsequent distribution.

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

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by operating activities as disclosed in the consolidated statements of cash flows included in “Item 1. Financial Statements” to Net Cash provided by Operations as defined in the Partnership Agreement.

	Three months ended
	March 31,
	(in thousands)
	2010	2009

Net cash provided by operating activities	$ 115	$ 221
Payments on mortgage notes payable	(51)	(66)
Property improvements and replacements	(40)	(65)
Changes in reserves for net operating
liabilities	(11)	(82)

Net cash provided by operations as defined in
the Partnership Agreement	$ 13	$ 8

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,737 limited partnership units (the "Units") in the Partnership representing 75.63% of the outstanding Units at March 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Assets Held for Sale

The Partnership classifies long-lived assets as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset; the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation is not recorded during the period in which the long-lived asset is classified as held for sale.  When the asset is designated as held for sale, the related results of operations are presented as discontinued operations.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

SHELTER PROPERTIES V LIMITED PARTNERSHIP

By: Shelter Realty V Corporation
Corporate General Partner

Date: May 17, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 17, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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