Form 10-Q
period 2010-06-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2010-08-13
CIK 712753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

June 30, 2010

Assets
Cash and cash equivalents	$ 436
Receivables	3
439

Liabilities
Accounts payable	53
Other liabilities	35
Distribution payable (Note F)	114
Estimated costs to liquidate	57
259

Net assets in liquidation	$ 180

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEET

(Note)

 (in thousands, except unit data)

December 31, 2009

Assets held for sale:
Cash and cash equivalents	$ 139
Receivables and deposits	43
Other assets	127
Investment property:
Land	286
Buildings and related personal property	17,363
17,649
Less accumulated depreciation	(12,129)
5,520
$ 5,829

Liabilities and Partners' Capital
Liabilities related to assets held for sale:
Accounts payable	$ 27
Tenant security deposit liabilities	42
Other liabilities	124
Distribution payable (Note F)	192
Mortgage note payable	3,960
4,345

Partners' Capital
General partners	170
Limited partners (52,538 units issued and
outstanding)	1,314
1,484
$ 5,829

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Loss from continuing operations	$ --	$ --	$ --	$ --
Loss from discontinued operations
Revenues:
Rental income	257	772	678	1,597
Other income	15	65	42	112
Total revenues	272	837	720	1,709

Expenses:
Operating	209	544	426	968
General and administrative	41	35	73	79
Depreciation	--	366	149	730
Interest	45	233	118	457
Property taxes	12	45	36	91
Loss on extinguishment of debt
(Note E)	85	186	85	186
Total expenses	392	1,409	887	2,511

Casualty gain (Note D)	--	--	--	44
Loss from discontinued operations
before gain from sale	(120)	(572)	(167)	(758)
Gain from sale of discontinued
operations (Note E)	1,379	7,233	1,379	7,233
Net income	$ 1,259	$ 6,661	$ 1,212	$ 6,475

Net income allocated to general
partners (1%)	$ 12	$ 67	$ 12	$ 65
Net income allocated to limited
partners (99%)	1,247	6,594	1,200	6,410

	$ 1,259	$ 6,661	$ 1,212	$ 6,475
Per limited partnership unit:
Loss from discontinued operations	$ (2.25)	$(10.79)	$ (3.14)	$(14.29)
Gain from sale of discontinued
operations	25.98	136.30	25.98	136.30
Net income	$ 23.73	$125.51	$ 22.84	$122.01
Distributions per limited
partnership unit	$ 47.02	$ --	$ 47.02	$ 2.09

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL/NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	52,538	$ 2	$52,538	$52,540

Partners' capital
at December 31, 2009	52,538	$ 170	$ 1,314	$ 1,484

Distribution to partners	--	(1)	(2,470)	(2,471)

Net income for the six months
ended June 30, 2010	--	12	1,200	1,212

Partners' capital
at June 30, 2010	52,538	$ 181	$ 44	225

Adjustment to liquidation basis
(Notes A and B)				(45)

Net assets in liquidation at
June 30, 2010				$ 180

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$ 1,212	$ 6,475
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	149	730
Amortization of loan costs	3	11
Gain from sale of discontinued operations	(1,379)	(7,233)
Casualty gain	--	(44)
Loss on extinguishment of debt	85	186
Change in accounts:
Receivables and deposits	40	17
Other assets	37	4
Accounts payable	40	135
Tenant security deposit liabilities	(42)	(32)
Accrued property taxes	--	92
Other liabilities	(77)	(113)
Net cash provided by operating activities	68	228

Cash flows from investing activities:
Property improvements and replacements	(49)	(189)
Insurance proceeds received	--	44
Net proceeds from sale of investment property	6,787	2,577
Net cash provided by investing activities	6,738	2,432

Cash flows from financing activities:
Payments on mortgage notes payable	(87)	(136)
Repayment of mortgage note payable	(3,873)	--
Advances from affiliate	73	--
Repayment of advances from affiliate	(73)	--
Distributions to partners	(2,549)	(110)
Net cash used in financing activities	(6,509)	(246)

Net increase in cash and cash equivalents	297	2,414

Cash and cash equivalents at beginning of period	139	117
Cash and cash equivalents at end of period	$ 436	$ 2,531

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 139	$ 481
Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ --	$ 21
Assumption of mortgage by buyer	--	8,021
Distribution payable	114	--

At December 31, 2009 and 2008, approximately $6,000 and $26,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2010 and 2009, respectively.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

As of June 30, 2010, Shelter Properties V Limited Partnership (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note E – Disposition of Investment Properties”).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at June 30, 2010 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the corporate general partner’s estimates as of the date of the consolidated financial statements.

Shelter Realty V Corporation (the “Corporate General Partner”) estimates that the liquidation process will be completed by December 31, 2010.  Because the success in realization of assets and the settlement of liabilities is based on the Corporate General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying consolidated statements of discontinued operations for the three and six months ended June 30, 2010 and 2009 reflect the operations of Tar River Estates Apartments as loss from discontinued operations and the balance sheet at December 31, 2009 reflect the assets and liabilities of Tar River Estates Apartments as held for sale as a result of the property’s sale to a third party on May 27, 2010 (as discussed in “Note E”). The consolidated statements of discontinued operations for the three and six months ended June 30, 2009 also reflect the operations of Lake Johnson Mews Apartments, as loss from discontinued operations due to its sale on June 26, 2009.

Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Note B – Adjustment to Liquidation Basis of Accounting

At June 30, 2010, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $45,000, which is included in the consolidated statement of changes in partners’ capital/net assets in liquidation.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner received 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $37,000 and $85,000 for the six months ended June 30, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $27,000 and $44,000 for the six months ended June 30, 2010 and 2009, respectively, which are included in general and administrative expenses, gain from sale of discontinued operations and investment property. The portion of these reimbursements included in gain from sale of discontinued operations and investment property for the six months ended June 30, 2010 and 2009 are construction management services provided by an affiliate of the Corporate General Partner of approximately $4,000 and $5,000, respectively.

Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale of a property. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment and their original capital contribution. The limited partners will not have received these returns upon liquidation of the Partnership and accordingly the Corporate General Partner will not receive any commission payments.

In accordance with the Partnership Agreement, during the six months ended June 30, 2010, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced to the Partnership approximately $73,000 to fund operating expenses at Tar River Estates Apartments. The advances bore interest at the prime rate plus 2% and interest expense was less than $1,000 for the six months ended June 30, 2010. There were no such advances or interest expense during the six months ended June 30, 2009. During the six months ended June 30, 2010, the Partnership repaid in full the advances and accrued interest of approximately $73,000. There were no advance repayments made during the six months ended June 30, 2009. At June 30, 2010 and December 31, 2009, there were no advances or associated accrued interest due to AIMCO Properties, L.P.

The Partnership insured its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insured its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $20,000 for insurance coverage and fees associated with policy claims administration. The Partnership was charged by AIMCO and its affiliates approximately $57,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note D – Casualty Event

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

Note E – Disposition of Investment Properties

On May 27, 2010, the Partnership sold its last remaining investment property, Tar River Estates Apartments, located in Greenville, North Carolina, to a third party for a total sales price of $6,900,000. The net proceeds realized by the Partnership were approximately $6,787,000 after payment of closing costs of approximately $113,000. The Partnership used approximately $3,873,000 of the net proceeds to repay the mortgage encumbering the property. The sale resulted in a gain of approximately $1,379,000 during the three and six months ended June 30, 2010. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $85,000 during the three and six months ended June 30, 2010 due to the write-off of unamortized loan costs.

On June 26, 2009, the Partnership sold Lake Johnson Mews Apartments, located in Raleigh, North Carolina, to a third party for a sales price of $10,790,000. The net proceeds realized by the Partnership were approximately $2,577,000 after payment of closing costs of approximately $192,000 and the assumption of the mortgages of approximately $8,021,000 by the purchaser. The sale resulted in a gain of approximately $7,233,000 during the three and six months ended June 30, 2009. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $186,000 during the three and six months ended June 30, 2009 due to the write-off of unamortized loan costs.

Note F – Distributions

The Partnership declared distributions of the following amounts during the six months ended June 30, 2010 and 2009 (in thousands, except per unit data):

		Per Limited		Per Limited
	Six Months Ended	Partnership	Six Months Ended	Partnership
	June 30, 2010	Unit	June 30, 2009	Unit

Surplus Funds (1)	$ --	$ --	$ 110	$ 2.09
Sale(2)	2,471	47.02	--	--
	$ 2,471	$ 47.02	$ 110	$ 2.09

(1)         Surplus funds from the June 2005 sale of Lexington Green Apartments.

(2)         Proceeds from the May 2010 sale of Tar River Estates Apartments.

The distribution payable at June 30, 2010 represents the estimated North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Tar River Estates Apartments. The distribution payable at December 31, 2009 represents the estimated North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Lake Johnson Mews Apartments. During the six months ended June 30, 2010, the Partnership paid approximately $85,000 of nonresident withholding taxes associated with the sale of Lake Johnson Mews Apartments and paid the remaining $107,000 to the applicable limited partners.

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees. Such mediation has not yet been scheduled. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its former investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in conjunction therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its former properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its former properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Corporate General Partner have implemented policies, procedures, third-party audits and training and the Corporate General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.   To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold at its former properties will not have a material adverse effect on the Partnership’s consolidated financial condition.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

Results of Operations

As of June 30, 2010, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property, Tar River Estates Apartments, on May 27, 2010. Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $1,259,000 and $1,212,000 for the three and six months ended June 30, 2010, respectively, compared to a net income of approximately $6,661,000 and $6,475,000 for the three and six months ended June 30, 2009, respectively. The decrease in net income for both the three and six months ended June 30, 2010 is due to decreases in gain from sale of discontinued operations and total revenues, partially offset by a decrease in total expenses. The decrease in net income for the six months ended June 30, 2010 is also due to a casualty gain in 2009.

On May 27, 2010, the Partnership sold its last remaining investment property, Tar River Estates Apartments, located in Greenville, North Carolina, to a third party for a total sales price of $6,900,000. The net proceeds realized by the Partnership were approximately $6,787,000 after payment of closing costs of approximately $113,000. The Partnership used approximately $3,873,000 of the net proceeds to repay the mortgage encumbering the property. The sale resulted in a gain of approximately $1,379,000 during the three and six months ended June 30, 2010. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $85,000 during the three and six months ended June 30, 2010 due to the write-off of unamortized loan costs.

On June 26, 2009, the Partnership sold Lake Johnson Mews Apartments, located in Raleigh, North Carolina, to a third party for a sales price of $10,790,000. The net proceeds realized by the Partnership were approximately $2,577,000 after payment of closing costs of approximately $192,000 and the assumption of the mortgages of approximately $8,021,000 by the purchaser. The sale resulted in a gain of approximately $7,233,000 during the three and six months ended June 30, 2009. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $186,000 during the three and six months ended June 30, 2009 due to the write-off of unamortized loan costs.

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

Excluding the impact of the gains from sale of discontinued operations, the Partnership’s loss from discontinued operations for the three and six months ended June 30, 2010 was approximately $120,000 and $167,000, respectively, compared to losses of approximately $572,000 and $758,000 for the three and six months ended June 30, 2009, respectively. The decrease in loss from discontinued operations for both the three and six months ended June 30, 2010 is due to a decrease in total expenses, partially offset by a decrease in total revenues. The decrease in loss from discontinued operations for the six months ended June 30, 2010 was also partially offset by a casualty gain in 2009. Total expenses and total revenues decreased for both periods as a result of the sale of the Partnership’s remaining investment property, Tar River Estates Apartments, on May 27, 2010 and the sale of Lake Johnson Mews Apartments on June 26, 2009 (as discussed above).

General and administrative expenses increased for the three months ended June 30, 2010 due to an increase in costs associated with the preparation of tax returns for the Partnership, partially offset by a decrease in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. General and administrative expenses decreased for the six months ended June 30, 2010 due to a decrease in management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement, partially offset by an increase in costs associated with the preparation of tax returns for the Partnership. Also included in general and administrative expenses for the three and six months ended June 30, 2010 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2010 due to the sale of its remaining investment property, Tar River Estates Apartments, as discussed above.

At June 30, 2010 the Partnership had cash and cash equivalents of approximately $436,000 compared to approximately $139,000 at December 31, 2009. Cash and cash equivalents increased approximately $297,000 due to approximately $6,738,000 and $68,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $6,509,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of Tar River Estates Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of mortgage note payable and payments of principal made on the mortgage encumbering Tar River Estates Apartments, repayment of advances from an affiliate and distributions to partners, partially offset by advances received from an affiliate.

In accordance with the Partnership Agreement, during the six months ended June 30, 2010, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced to the Partnership approximately $73,000 to fund operating expenses at Tar River Estates Apartments. The advances bore interest at the prime rate plus 2% and interest expense was less than $1,000 for the six months ended June 30, 2010. There were no such advances or interest expense during the six months ended June 30, 2009. During the six months ended June 30, 2010, the Partnership repaid in full the advances and accrued interest of approximately $73,000. There were no advance repayments made during the six months ended June 30, 2009. At June 30, 2010 and December 31, 2009, there were no advances or associated accrued interest due to AIMCO Properties, L.P.

During the six months ended June 30, 2010, the Partnership completed approximately $43,000 of capital improvements at Tar River Estates Apartments, consisting primarily of window replacements, exterior doors, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership sold Tar River Estates Apartments to a third party on May 27, 2010.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at June 30, 2010 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Corporate General Partner’s estimates as of the date of the consolidated financial statements.

In accordance with the liquidation basis of accounting, at June 30, 2010, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $45,000, which is included in the consolidated statement of changes in partners’ capital/net assets in liquidation.

The Partnership declared distributions of the following amounts during the six months ended June 30, 2010 and 2009 (in thousands, except per unit data):

		Per Limited		Per Limited
	Six Months Ended	Partnership	Six Months Ended	Partnership
	June 30, 2010	Unit	June 30, 2009	Unit

Surplus Funds (1)	$ --	$ --	$ 110	$ 2.09
Sale(2)	2,471	47.02	--	--
	$ 2,471	$ 47.02	$ 110	$ 2.09

(1)         Surplus funds from the June 2005 sale of Lexington Green Apartments.

(2)         Proceeds from the May 2010 sale of Tar River Estates Apartments.

The distribution payable at June 30, 2010 represents the estimated North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Tar River Estates Apartments. The distribution payable at December 31, 2009 represents the estimated North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Lake Johnson Mews Apartments. During the six months ended June 30, 2010, the Partnership paid approximately $85,000 of nonresident withholding taxes associated with the sale of Lake Johnson Mews Apartments and paid the remaining $107,000 to the applicable limited partners.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations (as defined in the Partnership Agreement) should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by operating activities as disclosed in the consolidated statements of cash flows included in “Item 1. Financial Statements” to Net Cash provided by Operations as defined in the Partnership Agreement.

	Six months ended
	June 30,
	(in thousands)
	2010	2009

Net cash provided by operating activities	$ 68	$ 228
Payments on mortgage notes payable	(87)	(136)
Property improvements and replacements	(49)	(189)
Changes in reserves for net operating
liabilities	2	(103)

Net cash used in operations as defined in the
Partnership Agreement	$ (66)	$ (200)

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,737 limited partnership units (the "Units") in the Partnership representing 75.63% of the outstanding Units at June 30, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable.  If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

Real property investment was subject to varying degrees of risk.  Several factors may have adversely affected the economic performance and value of the Partnership’s investment property. These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not have been offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could have caused an impairment of the Partnership’s asset.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease. The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees. Such mediation has not yet been scheduled. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

SHELTER PROPERTIES V LIMITED PARTNERSHIP

By: Shelter Realty V Corporation
Corporate General Partner

Date: August 13, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2010	By: /s/Stephen B. Waters
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

10(ii)       Contracts related to disposition of properties.

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