Form 10-Q
period 2010-09-30
SHELTER PROPERTIES V LIMITED PARTNERSHIP
filed 2010-11-12
CIK 712753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

(Unaudited)

(in thousands)

September 30, 2010

Assets
Cash and cash equivalents	$ 378
Receivables	2
380

Liabilities
Other liabilities	32
Distribution payable (Note F)	114
Estimated costs to liquidate (Note A)	20
166

Net assets in liquidation	$ 214

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Period From July 1, 2010 to September 30, 2010

Net assets in liquidation at July 1, 2010	$ 180

Collections from former property	9

Reduction to estimated settlement amount of liabilities	25

Net assets in liquidation at September 30, 2010	$ 214

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

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months	Six Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	September 30,	September 30,
	2010	2010	2009	2009
Loss from continuing
operations	$ --	$ --	$ --	$ --
Loss from discontinued
operations:
Revenues:
Rental income	257	678	376	1,973
Other income	15	42	43	155
Total revenues	272	720	419	2,128

Expenses:
Operating	209	426	266	1,234
General and
administrative	41	73	28	107
Depreciation	--	149	147	877
Interest	45	118	75	532
Property taxes	12	36	24	115
Loss on extinguishment
of debt (Note E)	85	85	--	186
Total expenses	392	887	540	3,051

Casualty gain (Note D)	--	--	--	44
Loss from discontinued
operations before gain
from sale	(120)	(167)	(121)	(879)
Gain from sale of
discontinued operations
(Note E)	1,379	1,379	--	7,233
Net income (loss)	$ 1,259	$ 1,212	$ (121)	$ 6,354

Net income (loss) allocated
to general partners (1%)	$ 12	$ 12	$ (1)	$ 64
Net income (loss) allocated
to limited partners (99%)	1,247	1,200	(120)	6,290

	$ 1,259	$ 1,212	$ (121)	$ 6,354
Per limited partnership
unit:
Loss from discontinued
operations	$ (2.25)	$ (3.14)	$ (2.28)	$(16.58)
Gain from sale of
discontinued operations	25.98	25.98	--	136.30
Net income (loss)	$ 23.73	$ 22.84	$ (2.28)	$119.72
Distributions per limited
partnership unit	$ 47.02	$ 47.02	$ 44.29	$ 46.38

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

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES V LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months	Nine Months
	Ended	Ended
	June 30,	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$ 1,212	$ 6,354
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	149	877
Amortization of loan costs	3	13
Gain from sale of discontinued operations	(1,379)	(7,233)
Casualty gain	--	(44)
Loss on extinguishment of debt	85	186
Change in accounts:
Receivables and deposits	40	30
Other assets	37	7
Accounts payable	40	(21)
Tenant security deposit liabilities	(42)	(36)
Accrued property taxes	--	45
Other liabilities	(77)	(100)
Net cash provided by operating activities	68	78

Cash flows from investing activities:
Property improvements and replacements	(49)	(309)
Insurance proceeds received	--	44
Net proceeds from sale of investment property	6,787	2,577
Net cash provided by investing activities	6,738	2,312

Cash flows from financing activities:
Payments on mortgage notes payable	(87)	(186)
Repayment of mortgage note payable	(3,873)	--
Advances from affiliate	73	--
Repayment of advances from affiliate	(73)	--
Distributions to partners	(2,549)	(2,245)
Net cash used in financing activities	(6,509)	(2,431)

Net increase (decrease) in cash and cash equivalents	297	(41)

Cash and cash equivalents at beginning of period	139	117
Cash and cash equivalents at end of period	$ 436	$ 76

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 139	$ 555
Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ --	$ 9
Assumption of mortgages by buyer	$ --	$ 8,021
Distributions payable	$ 114	$ 192

At December 31, 2009 and 2008, approximately $6,000 and $26,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2010 and the nine months ended September 30, 2009, respectively.

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

The accompanying consolidated statements of discontinued operations for the three and six months ended June 30, 2010 and the three and nine months ended September 30, 2009 reflect the operations of Tar River Estates Apartments as loss from discontinued operations as a result of the property’s sale to a third party on May 27, 2010 (as discussed in “Note E”). The consolidated statements of discontinued operations for the three and nine months ended September 30, 2009 also reflect the operations of Lake Johnson Mews Apartments as loss from discontinued operations due to its sale on June 26, 2009.

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

Affiliates of the Corporate General Partner received 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $37,000 and $105,000 for the six months ended June 30, 2010 and the nine months ended September 30, 2009, respectively, which are included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $27,000 and $62,000 for the six months ended June 30, 2010 and the nine months ended September 30, 2009, respectively, which are included in general and administrative expenses, gain from sale of discontinued operations and investment property. The portion of these reimbursements included in gain from sale of discontinued operations and investment property for the six months ended June 30, 2010 and the nine months ended September 30, 2009 are construction management services provided by an affiliate of the Corporate General Partner of approximately $4,000 and $16,000, respectively.

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

In accordance with the Partnership Agreement, during the six months ended June 30, 2010, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced to the Partnership approximately $73,000 to fund operating expenses at Tar River Estates Apartments. The advances bore interest at the prime rate plus 2% and interest expense was less than $1,000 for the six months ended June 30, 2010. There were no such advances or interest expense during the nine months ended September 30, 2009. During the six months ended June 30, 2010, the Partnership repaid in full the advances and accrued interest of approximately $73,000. There were no advance repayments made during the nine months ended September 30, 2009. At September 30, 2010 and December 31, 2009, there were no advances or associated accrued interest due to AIMCO Properties, L.P.

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

On June 26, 2009, the Partnership sold Lake Johnson Mews Apartments, located in Raleigh, North Carolina, to a third party for a sales price of $10,790,000. The net proceeds realized by the Partnership were approximately $2,577,000 after payment of closing costs of approximately $192,000 and the assumption of the mortgages of approximately $8,021,000 by the purchaser. The sale resulted in a gain of approximately $7,233,000 during the nine months ended September 30, 2009. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $186,000 during the nine months ended September 30, 2009 due to the write-off of unamortized loan costs.

Note F – Distributions

The Partnership declared distributions of the following amounts during the nine months ended September 30, 2010 and 2009 (in thousands, except per unit data):

		Per Limited		Per Limited
	Nine Months Ended	Partnership	Nine Months Ended	Partnership
	September 30, 2010	Unit	September 30, 2009	Unit

Surplus Funds (1)	$ --	$ --	$ 110	$ 2.09
Sale(2)	2,471	47.02	2,327	44.29
	$ 2,471	$ 47.02	$ 2,437	$ 46.38

(1)         Surplus funds from the June 2005 sale of Lexington Green Apartments.

(2)         Proceeds from the May 2010 sale of Tar River Estates Apartments and the June 2009 sale of Lake Johnson Mews Apartments.

The distribution payable at September 30, 2010 represents the estimated North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Tar River Estates Apartments. The distribution payable at December 31, 2009 represents the estimated North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Lake Johnson Mews Apartments. During the nine months ended September 30, 2010, the Partnership paid approximately $85,000 of nonresident withholding taxes associated with the sale of Lake Johnson Mews Apartments and paid the remaining $107,000 to the applicable limited partners.

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

On May 27, 2010, the Partnership sold its last remaining investment property, Tar River Estates Apartments, located in Greenville, North Carolina, to a third party for a total sales price of $6,900,000. The net proceeds realized by the Partnership were approximately $6,787,000 after payment of closing costs of approximately $113,000. The Partnership used approximately $3,873,000 of the net proceeds to repay the mortgage encumbering the property. The sale resulted in a gain of approximately $1,379,000 during the six months ended June 30, 2010. In addition, the Partnership recognized a loss on extinguishment of debt of approximately $85,000 during the six months ended June 30, 2010 due to the write-off of unamortized loan costs.

On June 26, 2009, the Partnership sold Lake Johnson Mews Apartments, located in Raleigh, North Carolina, to a third party for a sales price of $10,790,000. The net proceeds realized by the Partnership were approximately $2,577,000 after payment of closing costs of approximately $192,000 and the assumption of the mortgages of approximately $8,021,000 by the purchaser. The sale resulted in a gain of approximately $7,233,000 during the nine months ended September 30, 2009. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $186,000 during the nine months ended September 30, 2009 due to the write-off of unamortized loan costs.

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

During the three months ended September 30, 2010, net assets in liquidation increased as a result of a reduction in the estimated settlement of liabilities and collections from a former property.

The statement of net assets in liquidation as of September 30, 2010 includes approximately $20,000 of costs that the Corporate General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2010. Because the settlement of liabilities is based on the Corporate General Partner’s best estimates, the liquidation period may be shorter or extended beyond the projected liquidation period.

The Partnership declared distributions of the following amounts during the nine months ended September 30, 2010 and 2009 (in thousands, except per unit data).

		Per Limited		Per Limited
	Nine Months Ended	Partnership	Nine Months Ended	Partnership
	September 30, 2010	Unit	September 30, 2009	Unit

Surplus funds (1)	$ --	$ --	$ 110	$ 2.09
Sale(2)	2,471	47.02	2,327	44.29
	$ 2,471	$ 47.02	$ 2,437	$ 46.38

(1)    Surplus funds from the June 2009 sale of Lexington Green Apartments.

(2)    Proceeds from the May 2010 sale of Tar River Estates Apartments and the June 2009 sale of Lake Johnson Mews Apartments.

The distribution payable at September 30, 2010 represents the estimated North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Tar River Estates Apartments. The distribution payable at December 31, 2009 represents the estimated North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Lake Johnson Mews Apartments. During the nine months ended September 30, 2010, the Partnership paid approximately $85,000 of nonresident withholding taxes associated with the sale of Lake Johnson Mews Apartments and paid the remaining $107,000 to the applicable limited partners.

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

	Six Months	Nine Months
	Ended	Ended
	June 30,	September 30,
	2010	2009
	(in thousands)

Net cash provided by operating activities	$ 68	$ 78
Payments on mortgage notes payable	(87)	(186)
Property improvements and replacements	(49)	(309)
Changes in reserves for net operating
liabilities	2	75

Net cash used in operations as defined in the
Partnership Agreement	$ (66)	$ (342)

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 39,737 limited partnership units (the "Units") in the Partnership representing 75.63% of the outstanding Units at September 30, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 75.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

SHELTER PROPERTIES V LIMITED PARTNERSHIP

By: Shelter Realty V Corporation
Corporate General Partner

Date: November 12, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 12, 2010	By: /s/Stephen B. Waters
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